Form 10-K
period 2024-12-31
Unite Acquisition 3 Corp.
filed 2025-03-28
CIK 1938569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date of this report, there were and are no non-affiliate holders of common stock of the registrant.

As of March 20, 2025, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

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

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2024, the Company had $29,180 in cash, and its auditors have issued an opinion on the financial statements for the period ended December 31, 2024, raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In addition, our sole officer and director, Nathan P. Pereira, is currently involved with one other blank check company (see Item 13 below) and may become associated with additional blank companies at any time in the future. As a result, conflicts may arise during the pursuit of business combinations with such other blank check companies with which our management is involved or may become involved with in the future if we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same business opportunity. In the event that there is a concurrent acquisition opportunity for any of the other blank check companies with which our management may be involved, the Company believes that its management will nevertheless be able to devote sufficient time and resources to the Company’s pursuit and realization of any such opportunity.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. Due to our current affiliation with Lucius Partners, we expect that Lucius Partners may be able to assist the Company in identifying a business combination target for us. Other than the promissory note issued by the Company to Lucius Partners and the services agreement between the Company and Lucius Partners, the compensation arrangements with our sole director, and the note payable with Lucius Partners Opportunity Fund, LP, all discussed below, we currently do not have any agreements or preliminary agreements between us and any other entities including but not limited to Lucius Partners.

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports,

(ii)	accounting, auditing and general administrative expenses, and

(iii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors or affiliates. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of December 31, 2024, the Company had $29,180 in cash. As of December 31, 2023, the Company had $380 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2024 and 2023, the amounts due under the note payable was $0 and $79,563, respectively. On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The note accrues 12% interest annual. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. We used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses.

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

The Company, as of December 31, 2024 and 2023, had $29,180 and $380 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $173,000   related to legal, accounting, audit, other professional service fees and interest expense   incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $173,000   will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had total assets equal to $29,180 and $380, respectively, comprised exclusively of cash. The Company’s current liabilities as of December 31, 2024 and 2023, totaled $286,287 and $111,621, respectively, was comprised of related party payables and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	As of December 31,
	2024	2023
Net cash used in operating activities	$(166,637)	$(79,379)
Net cash provided by financing activities	195,437	79,259
Net (decrease) / increase in cash and cash equivalents	$28,800	$(120)

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2024 and 2023, the amounts due under the note payable was $0 and $79,563, respectively.

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

Issuance of Unsecured Promissory Note

On October 28, 2024, the Company issued an Unsecured Promissory Note (the “Promissory Note”) to Lucius Partners Opportunity Fund, LP (“LPOF”) and received $275,000. The annual interest rate on the Promissory Note is 12%. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses, held by Lucius Partners, the Company’s sole stockholder and the director fees owed to Nathan Pereira and other accrued expenses. The general partner of the new lender LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members, thus LPOF is considered a related party.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the year ended December 31, 2024. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended December 31, 2024 and 2023, the Company had a net loss of $145,866 and $83,937 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings, general and administrative expenses and accrued interest expense on the Promissory Note with LPOF.

In the next 12 months, we expect to incur expenses equal to approximately $173,000 related to legal, accounting, audit, interest expense and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as the previously disclosed material weakness in our internal control over financial reporting continued to exist as of December 31, 2024. The material weakness identified related to the lack of segregation of duties and overall control environment, as we had insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

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

Item 9B. Other Information.

Insider Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning each of them are as follows:

Name	Age	Position(s)
Nathan P. Pereira	46	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Mr. Pereira was also Chief Executive Officer and sole director until February 11, 2025, the date of the merger with Adaptin Bio Inc (formerly Unite Acquisition 1 Corp.) and is currently the Chief Executive Officer and sole director of Unite Acquisition 2 Corp., which are affiliates of the registrant.

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

Insider Trading Policies and Procedures

The Company has not adopted any policies or procedures governing the purchase, sale and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself. No securities of the Company are publicly traded or listed or quoted on any exchange or quotation system, and all of its outstanding securities are restricted securities (as defined in Rule 144 under the Securities Act) bearing customary legends and restrictions on transfer and are held by a single holder; therefore, management believes that insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, or the Company itself, are not necessary at this time, and the Company has not adopted any such policies or procedures. Management believes that the Company’s sole shareholder is familiar with the applicable insider trading laws, rules and regulations.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officer and director during the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Nathan P. Pereira (1) Chief Executive Officer, President, Secretary and Chief Financial Officer	2024	-	-	-	-	-
	2023	-	-	-	-	-

(1)	Nathan P. Pereira was appointed to serve as the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer on March 10, 2022. He neither has received nor is he currently entitled to receive any compensation for his services as an executive officer of the Company since inception. See “Director Compensation” below.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. Furthermore, as there are no equity awards issued or contemplated to be issued by the Company at this time, there are no policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information pursuant to 402(x) of Regulation S-K.

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

Director Compensation

The following table sets forth the compensation of the Company’s sole director for the year ended December 31, 2024:

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Nathan P. Pereira (1)	$12,000	(2)	-	-	-	-	-	$12,000

(1)	Nathan P. Pereira was appointed to serve as a member of the Company’s board of director on March 10, 2022.

(2)	The Company agreed to pay Mr. Pereira a fee of $1,000 per month for his services as a director.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions.

Option Awards and Material Nonpublic Information

Item 402(x) of Regulation S-K (“Item 402(x)”) requires the Company to disclose certain policies and practices regarding options, stock appreciation rights and similar option-like awards, including how the Board takes material nonpublic information into account when determining the timing and terms of option awards. The Company has not issue and has no current intention to issue in the future, options, stock appreciation rights and similar option-like awards as part of its compensation program. Therefore, the Company has no policies or practices to disclose under Item 402(x).

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

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole shareholder of the Company, pursuant to which the Company agreed to repay Lucius Partners the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2024 and 2023, the total amount due under the note was $0 and $79,563, respectively.

Effective March 10, 2022, the Company also entered into a services agreement with Lucius Partners, pursuant to which we pay Lucius Partners a quarterly fee of $1,250 for advisory, accounting, and administrative support services. The Company currently uses the office space and equipment of its management under this agreement.

On October 28, 2024, the Company issued an Unsecured Promissory Note (the “Promissory Note”) to Lucius Partners Opportunity Fund, LP (“LPOF”) and received $275,000. The annual interest rate on the Promissory Note is 12%. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, held by Lucius Partners, the Company’s sole stockholder and the director fees owed to Nathan Pereira and other accrued expenses. The general partner of the new lender LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members. As of December 31, 2024, the total amount due under the note was $275,000 and accrued interest amounting to $5,786.

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

Name	Registration Statement Filing Date	SEC File Number	Status	Pending/ Completed Business Combinations	Additional Information
Adaptin Bio, Inc. (formerly Unite Acquisition 1 Corp.)	10/10/2023	000-56583	Effective	On February 11, 2025, a wholly-owned subsidiary of Unite Acquisition 1 Corp. merged with and into Adaptin Bio, Inc., a privately held Delaware corporation (“Private Adaptin”)., with Private Adaptin surviving as the wholly owned subsidiary of Unite Acquisition 1 Corp. Private Adaptin changed its name to “Adaptin Bio Operating Corporation” and Unite Acquisition 1 Corp. changed its name to “Adaptin Bio, Inc.”	Lucius Partners was the sole stockholder of the company from inception until the closing of the merger with Private Adaptin. Lucius Partners retained 3,250,000 shares of common stock after the merger with Private Adaptin. Nathan P. Pereira served as President, Secretary, Chief Executive Officer Chief Financial Officer, and Director of the company from inception until the closing of the merger with Private Adaptin, at which time he resigned.

Unite Acquisition 2 Corp.	10/06/2023	000-56581	Effective	None	Lucius Partners has been the sole stockholder of the company since 3/10/2022. Nathan P. Pereira has served as President, Secretary, Chief Executive Officer Chief Financial Officer, and Director of the company since 3/10/2022.

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

The following table represents fees paid for the years ended December 31, 2024 and December 31, 2023 for professional audit services rendered by our independent registered public accounting firm:

	For the Year	Form the Year
	Ended	Ended
	December 31, 2024	December 31, 2023

Audit fees (1)	$50,786	$32,035
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$50,786	$32,035

(1)	Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

●	Bookkeeping or other services related to the accounting records or financial statements

●	Financial information systems design and implementation

●	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

●	Actuarial services

●	Internal audit outsourcing services

●	Management functions

●	Broker-dealer, investment adviser or investment banking services

●	Legal services

●	Expert services unrelated to the audit

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

3. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

3.2	By-Laws (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

4.1	Description of Registrant’s Securities (incorporated by reference from Item 11 of the Company’s registration Statement on Form 10 filed with SEC on August 10, 2023)

10.1	Promissory Note issued by the Company to Lucius Partners LLC, dated March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.2	Administrative Services Agreement between the Company and Lucius Partners dated as of March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.3	Common Stock Purchase Agreement by and between the Company and Lucius Partners LLC, dated March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.4	Unsecured Promissory Note dated October 28, 2024, issued by the Company to Lucius Partners Opportunity Fund, LLP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024)

31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITE ACQUISITION 3 CORP.

Date: March 28, 2025	By:	/s/ Nathan P. Pereira
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

Name		Title	Date

By:	/s/ Nathan P. Pereira	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer,	March 28, 2025
	Nathan P. Pereira	Principal Financial Officer, and Principal Accounting Officer)

UNITE ACQUISITION 3 CORP.

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of Unite Acquisition 3 Corp

Opinion on the financial statements

We have audited the accompanying balance sheets of Unite Acquisition 3 Corp (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholder’s deficit and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia

March 28, 2025

PCAOB ID# 2983

UNITE ACQUISITION 3 CORP.

BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	December 31,
	2024	2023
ASSETS

Current assets
Cash	$29,180	$380
Total current assets	29,180	380

Total assets	$29,180	$380

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Related party payables	$-	$32,000
Accounts payable and accrued expenses	5,501	58
Accrued interest - note payable - Lucius Partners Opportunity Fund	5,786	-
Note payable - stockholder	-	79,563
Note payable - Lucius Partners Opportunity Fund	275,000	-
Total current liabilities	286,287	111,621

Total liabilities	286,287	111,621

Commitments and contingencies (Note 5)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of December 31, 2024, and 2023	500	500
Accumulated deficit	(257,607)	(111,741)

Total stockholder's deficit	(257,107)	(111,241)

Total liabilities and stockholder's deficit	$29,180	$380

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 3 CORP.

STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

	Years Ended December
	2024	2023

General and administrative expenses	$140,080	$83,937

Loss from operations	(140,080)	(83,937)

Interest expense	5,786	-

Net loss	$(145,866)	$(83,937)

Loss per common share - basic and dilutive net loss	$(0.029)	$(0.017)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 3 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(all amounts in USD, except number of shares and per share data)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2023	-	$-	5,000,000	$500	$(27,804)	$(27,804)
Net loss	-	-	-	-	(83,937)	(83,937)
Balance, December 31, 2023	-	-	5,000,000	500	(111,741)	(111,241)
Net loss	-	-	-	-	(145,866)	(145,866)
Balance, December 31, 2024	-	$-	5,000,000	$500	$(257,607)	$(257,107)

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 3 CORP.

STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Years Ended December
	2024	2023

Cash flows from operating activities
Net loss	$(145,866)	$(83,937)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	(32,000)	17,000
Accounts payable and accrued expenses	5,443	(12,442)
Accrued interest - note payable - Lucius Partners Opportunity Fund	5,786	-
Net cash used in operating activities	(166,637)	(79,379)

Cash flows from financing activities:
Note payable – stockholder repayment	(131,655)	-
Note payable – stockholder proceeds	52,092	79,259
Note payable – proceeds from Lucius Partners Opportunity Fund	275,000	-
Net cash provided by financing activities	195,437	79,259

Net increase (decrease) in cash and cash equivalents	28,800	(120)

Cash and cash equivalents, beginning of period	380	500

Cash and cash equivalents, end of period	$29,180	$380

Supplemental information:
Taxes paid	$58	$58
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$52,092	$79,259

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 3 CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1. Nature of Operations

Unite Acquisition 3 Corp, (the "Company") was incorporated in the State of Delaware on March 10, 2022. The Company's management has chosen December 31 for its fiscal year end.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company's principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company.

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

Cash

Cash includes all highly liquid instruments with original maturities of three months or less.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”), from its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of December 31, 2024 and 2023, the Company did not have anti-dilutive securities.

Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Year Ended December 31,
	2024	2023
Legal fees	$36,000	$21,500
Accounting and other professional services	90,614	50,259
Director fees	12,000	12,000
Others	1,466	178
Total	$140,080	$83,937

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

The Company believes there was no other new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

Note 3. Capital Stock

Preferred Stock

As of December 31, 2024 and 2023, the Company is authorized to issues 10,000,000 shares of preferred stock, par value of $0.0001. As of December 31, 2024 and 2023, there were NIL shares of preferred stock issued and outstanding. The voting rights, preferences, limitations, or restrictions are subject to approval by the board of directors from time to time.

Common Stock

As of December 31, 2024 and 2023, the Company is authorized to issue 50,000,000 shares of common stock, par value of $0.0001. As of December 31, 2024 and 2023, there were 5,000,000 shares of common stock issued and outstanding. Each stockholder will be entitled to one vote.

Note 4. Income Taxes

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Years Ended December
	2024	2023

Statutory federal income taxes	21.00%	21.00%
Statutory state income taxes	10.24	13.62
Change in valuation allowance	(31.28)	(34.76)
Total provision	(0.04)%	(0.14)%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2024	2023

Deferred tax assets
Accrued advisory fees	$-	$3,127
Accrued officer compensation	-	6,879
Net operating loss carryforwards – State and Federal	80,517	24,907
Gross deferred tax assets	80,517	34,913
Valuation allowance	(80,517)	(34,913)
Deferred tax assets, net of valuation allowance	$-	$-

As of both years ended December 31, 2024 and 2023, the Company has net operating loss (NOL) carryforwards for federal income tax purposes of $257,545 and $79,679, respectively, which are available to offset future federal taxable income. The Company also has NOLs for state and local income tax purposes of $257,371 and $257,371, respectively that are available to offset future taxable income. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception will be filed and shall be subject to examination by the taxing authorities.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company's net deferred tax assets as of December 31, 2024. The valuation allowance increased by $45,604   during the year ended December 31, 2024.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense/(benefit). As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s financial statements. As of December 31, 2024, tax year for 2023 and 2022 are subject to examination by the tax authorities.

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the "Note") to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The Note was repaid in the amount of $131,655, utilizing the proceeds from the Promissory Note from LPOF. As of December 31, 2024 and 2023, the amounts due under the note payable was $0 and $79,563, respectively. The expenses paid on behalf of the Company for the years ended December 31, 2024 and 2023 was $52,092 and $79,259 respectively.

Advisory, Accounting, and Administrative Service Agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounts to $5,000 for the years ended December 31, 2024 and 2023. The amount of $10,000 is reflected in related party payable on the balance sheets as of December 31, 2023. The entirety of the related party balance was paid during the year ended December 31, 2024.

The Company incurred director fees with Nathan Pereira amounting to $12,000 for both years ended December 31, 2024 and 2023. The amount of $22,000 is reflected in related party payable on the balance sheets as of December 31, 2023. The entirety of the related party balance was paid during the year ended December 31, 2024.

Note Payable – Lucius Partners Opportunity Fund, LP

On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annual. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses, and general expenses.

The Company recognized accrued interest expense of $5,786 in the balance sheet as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $5,786 of interest expense related to the LPOF Note. There was no such expense for prior period.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company based on proposed business activities, is a blank check company, has incurred losses of $145,866 for the year ended December 31, 2024, has working capital deficit and has an accumulated deficit of $257,607 as of December 31, 2024. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management's plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 28, 2025, the issuance date of these financial statements and has not identified any requiring disclosure except as noted below.