Form 10-Q
period 2025-09-30
Palomino Laboratories Inc.
filed 2025-11-14
CIK 1938569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-56582

PALOMINO LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Delaware	88-1619619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

313 Bryant Court
Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

(704) 756-2981
(Registrant’s telephone number, including area code)

Unite Acquisition 3 Corp.

12 E. 49th Street, 11th Floor, New York, NY 10017

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, the registrant had 18,770,686 shares of common stock issued and outstanding.

PALOMINO LABORATORIES INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	6
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

The registrant was incorporated as Unite Acquisition 3 Corp. (“Unite Acquisition” or “Unite”) in the State of Delaware on March 10, 2022. Prior to the Merger (as defined below), the registrant was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On September 29, 2025, Unite Acquisition’s wholly owned subsidiary, Palomino Acquisition Co., a Delaware corporation formed in the State of Delaware on August 19, 2025, (“Merger Sub”), merged with and into Palomino Laboratories Inc., a privately held Delaware corporation (“Private Palomino”). Pursuant to this transaction (the “Merger”), Private Palomino was the surviving corporation and became the Company’s wholly owned subsidiary, and all of the outstanding stock of Private Palomino was converted into shares of the combined Company’s common stock, par value $0.0001 per share. In addition, in connection with the Merger, all of Private Palomino’s outstanding SAFEs converted into shares of common stock and warrants at $1.5 per share and all of Private Palomino’s outstanding warrants became exercisable for shares of common stock.

As a result of the Merger, we acquired the business of Private Palomino and continued its business operations as a public reporting company under the same name, Palomino Laboratories Inc. Concurrent with the consummation of the Merger, Private Palomino changed its name to “Rhino Subsidiary Inc.”

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Private Palomino prior to the Merger, in this Report.

This Quarterly Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, which are filed as exhibits hereto and incorporated herein by reference.

This Quarterly Report contains forward-looking statements. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements include information concerning possible or assumed future results of our operations, including statements about our business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, our ability to obtain or maintain patents or other appropriate protection for our intellectual property, and any other statements that are not historical facts.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and related disclosures of Unite as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”) and the audited financial statements and related disclosures of Private Palomino as of December 31, 2024 and for the year then ended, which were included as Exhibit 99.1 within the Form 8-K filed by the Company on October 6, 2025 with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PALOMINO LABORATORIES INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 (UNAUDITED)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statement	Page

Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	5

Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2025 and 2024	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months ended September 30, 2025 and 2024	7

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2025 and 2024	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

palomino laboratories inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	(Unaudited) September 30,	December 31,
	2025	2024 [1]
Assets
Current assets:
Cash and cash equivalents	$7,896,569	$134,657
Prepaids and other current assets	416,192	3,468
Total assets	$8,312,761	$138,125

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	60,952	3,291
Accrued expense and other liabilities	585,703	-
Related party note payables	318,750	-
Accrued interest - related party note payables	30,468	-
Shareholder note	3,140	3,140
Total current liabilities	999,013	6,431
SAFE notes	-	150,000
Total liabilities	999,013	156,431

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 17,611,292 and 4,500,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,761	450
Additional paid-in capital	9,750,942	(390)
Accumulated deficit	(2,438,955)	(18,366)
Total stockholders’ equity (deficit)	7,313,748	(18,306)
Total liabilities and stockholders’ equity (deficit)	$8,312,761	$138,125

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,604,922	$1,234	$1,960,195	$2,118
Total operating expenses	1,604,922	1,234	1,960,195	2,118
Loss from operations	(1,604,922)	(1,234)	(1,960,195)	(2,118)
Other income (expense):
Change in fair value of SAFE notes	(219,952)	(6,450)	(461,252)	(7,100)
Interest income	37	1,350	858	2,983
Net loss	$(1,824,837)	$(6,334)	$(2,420,589)	$(6,235)

Net loss per common share - basic and dilutive	$(0.54)	$(0.00)	$(0.88)	$(0.00)
Weighted average common shares outstanding - basic and dilutive	3,383,919	1,662,024	2,735,263	1,382,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

(Unaudited)

	Common Stock [1]		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit )
Balance, December 31, 2024	6,000,000	$60	$-	$(18,366)	$(18,306)
Retroactive application of recapitalization	(1,500,000)	390	(390)	-	-
Balance, December 31, 2024	4,500,000	450	(390)	(18,366)	(18,306)
Stock-based compensation expense	-	-	11,667	-	11,667
Issuance of restricted stock awards	1,500,000	150	5	-	155
Net loss	-	-	-	(985,169)	(985,169)
Balance, March 31, 2025	6,000,000	600	11,282	(1,003,535)	(991,653)
Stock-based compensation expense	-	-	155,000	-	155,000
Net income	-	-	-	389,417	389,417
Balance, June 30, 2025	6,000,000	600	166,282	(614,118)	(447,236)
Common stock and warrants issued in connection with SAFE conversion	1,537,501	154	2,306,098	-	2,306,252
Sale of common stock and warrants in the private placement, net of issuance costs (Note 3) [2]	5,344,623	534	6,420,401	-	6,420,935
Equity of Unite Acquisition 3 Corp. at the time of the exchange	5,000,000	500	(500)	(398,116)	(398,116)
Common stock cancelled at the time of the exchange	(1,000,000)	(100)	100	-	-
Recapitalization of Unite Acquisition 3 Corp. accumulated deficit at time of the exchange	-	-	(398,116)	398,116	-
Stock-based compensation expense	-	-	1,073,333	-	1,073,333
Issuance of restricted stock awards in exchange for pre-Merger services	370,834	37	183,380	-	183,417
Issuance of restricted stock awards in exchange for future services	358,334	36	(36)	-	-
Net loss	-	-	-	(1,824,837)	(1,824,837)
Balance, September 30, 2025	17,611,292	$1,761	$9,750,942	$(2,438,955)	$7,313,748

	Common Stock [1]		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	6,000,000	$60	$-	$(2,168)	$(2,108)
Retroactive application of recapitalization	(1,500,000)	390	(390)	-	-
Balance, December 31, 2023	4,500,000	450	(390)	(2,168)	(2,108)
Net loss	-	-	-	(247)	(247)
Balance, March 31, 2024	4,500,000	450	(390)	(2,415)	(2,355)
Net income	-	-	-	346	346
Balance, June 30, 2024	4,500,000	450	(390)	(2,069)	(2,009)
Net loss	-	-	-	(6,334)	(6,334)
Balance, September 30, 2024	4,500,000	$450	$(390)	$(8,403)	$(8,343)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

[2]	Includes gross proceeds of $8,016,937, less issuance costs of $1,596,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amount in USD)

(Unaudited)

	For the Nine Months ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,420,589)	$(6,235)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation related to employees and non-employees	1,423,417	-
Change in fair value of SAFE notes	461,252	7,100
Changes in operating assets and liabilities:
Prepaids and other current assets	(412,724)	-
Accounts payable	57,661	(35)
Accrued expenses and other liabilities	500,190	-
Net cash (used in) provided by operating activities	(390,793)	830
Cash flows from financing activities:
Proceeds from issuance of SAFE notes	1,695,000	-
Proceeds from issuance of common stock and warrants in private placement	8,016,937	-
Payment of offering costs related to private placement	(1,559,252)	-
Proceeds from issuance of restricted stock awards	20	-
Net cash provided by financing activities	8,152,705	-
Net increase in cash and cash equivalents	7,761,912	830
Cash and cash equivalents at beginning of the period	134,657	139,527
Cash and cash equivalents at end of the period	$7,896,569	$140,357

Supplemental schedule of non-cash activities:
Recapitalization of Unite Acquisition 3 Corp. accumulated deficit at time of the exchange	$(398,116)	$-
Unpaid transaction costs	$36,750	$-
Conversion of SAFE notes	$2,306,252	$-
Common stock cancelled at the time of the exchange	$100	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

palomino laboratories inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and liquidity

Business Description

Palomino Laboratories Inc., (the “Company”) was incorporated in the State of Delaware on February 9, 2023. The Company’s management has chosen December 31 for its fiscal year end. In 2025, the Company changed its name, concurrent with the consummation of the Merger, to Rhino Subsidiary Inc. (“Private Palomino”).

On September 29, 2025, Unite Acquisition 3 Corp.’s (“Unite”) wholly owned subsidiary, Palomino Acquisition Co., a Delaware corporation formed in the State of Delaware on August 19, 2025 (“Merger Sub”), merged with and into Palomino Laboratories Inc., a privately held Delaware corporation (prior to the merger, “Private Palomino”). Pursuant to this transaction (the “Merger”), Private Palomino was renamed to Rhino Subsidiary Inc and became the Company’s wholly owned subsidiary and all of the outstanding stock of Private Palomino was converted into shares of the Company’s common stock, par value $0.0001 per share .As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Palomino Laboratories Inc.

The Merger was accounted for as a reverse recapitalization as the Company was determined to be the accounting acquirer under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Please refer to Note 3 - Reverse Recapitalization for additional details of the Merger.

Upon the completion of the Merger between the Company and Unite, the share, per share value and net loss per share in the accompanying unaudited condensed consolidated financial statements for all dates prior to the Merger were retroactively recast to reflect the exchange ratio pursuant to the Merger.

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Its mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. Palomino is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. Palomino’s differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers, and high-performance computing systems. During the three and nine months ended September 30, 2025 and September 30, 2024, the Company did not earn revenues and was considered in the development stage. However, the Company is in process of setting up revenue generating operations.

Liquidity

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2025, the Company had an accumulated deficit of $2,438,955 and incurred net losses of $2,420,589 and $6,235 during the nine months ended September 30, 2025 and September 30, 2024, respectively.

As of September 30, 2025, the Company had a balance of cash and cash equivalents of $7,896,569. Additionally, the Company sold common stock in October 2025 in a private placement resulting in gross proceeds of approximately $1,739,091. The Company believes that its existing cash and cash equivalents balance, along with the proceeds from the private placement in October 2025, will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues to hire additional personnel, protects its intellectual property and grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan. Financing activities may include, but are not limited to, public or private equity offerings, debt financings, or other sources. Such activities are subject to significant risks and uncertainties.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently applied during the preparation of the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the accounts of the Company’s consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have also been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the condensed consolidated financial statements) considered necessary to present fairly the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, its condensed consolidated statements of operations and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated financial statements, presented herein, do not contain all of the disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for annual audited financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of Unite as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”) and the annual audited financial statements and related disclosures of Private Palomino as of December 31, 2024 and for the year then ended, which were included as Exhibit 99.1 within the Form 8-K filed by the Company on October 6, 2025 with the SEC. The December 31, 2024 balance sheet presented in these interim condensed consolidated financial statements has been derived from the 2024 annual audited financial statements of Private Palomino but does not include all disclosures including notes required by U.S. GAAP.

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These condensed consolidated financial statements are presented in United States Dollar (“USD”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, realization of deferred tax assets, fair value of share-based awards, and the fair value of simple agreement for future equity notes (each a “SAFE note”).

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The fair value standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements, based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

●	Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date;

●	Level 2 - Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

●	Level 3 - Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The carrying amounts of certain financial assets and liabilities, including prepaid and other current assets, accounts payable, accrued expenses and other liabilities, related party note payables and shareholder note approximate fair value because of the short maturity and liquidity of those instruments. The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

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

Significant Risks and Uncertainties Including Business Risks

The Company is a newly incorporated company and has yet to construct its facility and commence production. As a result, the Company has a limited operating history upon which to evaluate the business and future prospects, which subjects it to a number of risks and uncertainties, including the ability to plan for and predict future growth. Since the Company’s founding, the Company has made progress towards setting up business operations.

The Company expects that it will need to raise additional capital to support its development and commercialization activities. Significant risks and uncertainties to the Company’s operations include failing to secure additional funding and the threat of other companies developing and bringing to market similar technology at an earlier time than the Company.

Deferred Transaction Costs

The Company records deferred transaction costs, which consist of legal, accounting, and other fees related to the preparation of the merger transaction. The deferred transaction costs are offset against proceeds from the transaction upon the effectiveness of merger transaction. As of September 30, 2025 and December 31, 2024, there were no deferred transaction costs, as the Merger was consummated on September 29, 2025. All transaction costs are offsetting the proceeds from the Merger transaction. Transaction costs that are not eligible to be capitalized are expensed as incurred and included within general and administrative expense in the condensed consolidated statements of operations.

Simple agreement for future equity (“SAFE”) notes

SAFE notes represent instruments that provide a form of financing to the Company and possess characteristics of both a debt and equity instrument. The Company accounts for the SAFE note in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The Company first assessed whether the instrument meets the definition of a liability under ASC 480. The SAFE note includes terms that would affect the conversion of the note into shares based on the next round of financing. The SAFE instruments issued have the potential for cash settlement upon the occurrence of certain liquidity events. Accordingly, the SAFE note was determined to be a liability and recorded at fair value.

This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s statements of operations.

The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes will convert into preferred stock; (ii) a liquidity event where the SAFE notes will convert into the greater of the cash-out amount or amount payable on the number of shares of common stock equal to the purchase amount divided by the liquidity price and (iii) a dissolution event where the SAFE notes holders will receive a portion of the cash payout.

There were no issuance costs incurred related to the SAFE note issuances during the three or nine months ended September 30, 2025 and 2024. The SAFE notes were converted into common stock and warrants upon the consummation of the Merger on September 29, 2025 (Note 3).

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. For share-based awards with performance conditions, the Company recognizes compensation when the performance condition is met. For share-based awards with accelerated provisions upon change in control, the Company recognizes the compensation expense when a change in control event occurs. The Company classifies share-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Shared-based compensation is classified within general and administrative expense in the condensed consolidated statement of operations. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards comprise of restricted stock awards (RSA), fair value of which is measured based on the grant-date fair value of the restricted stock awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

General and Administrative Costs

General and administrative costs are expensed as incurred and consist primarily of administrative, stock-based compensation expenses, donation and membership fees, personnel-related expenses, legal and professional fees.

Income taxes

On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is still assessing the impact the new legislation will have on the Company’s condensed consolidated financial statements.

Net loss per share

The Company adopted ASC 260, “Earnings per Share”, at its inception. Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	For the Nine Months Ended September 30,
	2025	2024

Unvested restricted stock	358,334	2,718,750
Warrants	7,493,461	-
Total	7,851,795	2,718,750

Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company identifies its operating segments according to how the Company’s business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Legal fees	$10,498	$-	$14,978	$-
Accounting and other professional fees	122,547	-	243,865	-
Stock compensation expense	1,256,750	-	1,423,417	-
Payroll and benefits	68,319	-	128,770	-
University contribution expense	145,833	-	145,833	-
Other	975	1,234	3,332	2,118
	$1,604,922	$1,234	$1,960,195	$2,118

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements as well. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The adoption of this standard did not have material impact on the Company’s condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements and disclosures.

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements and disclosures.

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company early adopted this standard and utilized this new standard when analyzing the Merger transaction.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements and disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3. Reverse Recapitalization

The Merger

On September 29, 2025, Unite, through its wholly owned subsidiary Palomino Acquisition Co., consummated the Merger with Private Palomino. Pursuant to the Merger, Private Palomino was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Palomino was converted into Unite’s common stock. As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Palomino Laboratories Inc. On September 29, 2025, the sole holder of common stock of Unite prior to the Merger, Lucius Partners LLC (“Lucius Partners”), retained 4,000,000 shares of the Company’s common stock after the Merger, after agreeing to cancel and retire 1,000,000 shares of the Company’s common stock.

The Merger is accounted for as a reverse recapitalization under U.S. GAAP. This determination was primarily due to Unite being determined to be a shell company in that it did not meet the U.S. GAAP definition of a business, did not have more than nominal assets, was transacted through an exchange of shares, Private Palomino’s management continued with the Company, Private Palomino has continued board of director control, Private Palomino business operations continue under the Company and did not have more than nominal operations at the time of the Merger. The Company early adopted ASU 2025-03 to analyze the accounting acquirer in the Merger and utilized the factors listed in the guidance for an exchange of shares to conclude on the Company being the accounting acquirer. Under this method of accounting, Unite is treated as the “acquired” company for financial reporting purposes. Accordingly, the condensed consolidated financial statements of the Company represent a continuation of the financial statements of Private Palomino, with the Merger being treated as the equivalent of Private Palomino issuing stock for the net assets of Unite, accompanied by a recapitalization. The net assets of Unite are stated at historical cost, with no goodwill or other intangible assets recorded and are consolidated with Private Palomino’s financial statements on the Merger closing date. Results of operations prior to the Merger are presented as those of Private Palomino. The shares and net loss per share, prior to the Merger, have been retroactively restated to reflect the common stock exchange ratio of 0.75, as established in the Merger. At the time of the Merger, the stockholders’ deficit of Unite of $398,116 was reclassified to additional paid-in capital.

The Private Placement Offering

Immediately following the effective time of the Merger, we issued, in the first closings of the private placement offering, 5,344,623 units (the “Units”), for an aggregate purchase price of $8,016,937, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the common stock is admitted for trading or listed on an approved market at an exercise price of $1.50 per share (such shares of common stock issuable upon the exercise of the warrants, the “Warrant Shares”). The private placement offering is referred to herein as the “Offering.”

In connection with the Offering, the placement agent (a) was paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Cash Fee”), (b) was paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that Closing (the “Expense Allowance”), and (c) received (and/or its designees will receive) warrants to purchase 611,337 shares of common stock, with a term expiring seven years after the final Closing of the Offering and an exercise price equal $1.80 (the “Placement Agent Warrants”).

In connection with the Merger, all officers and directors of the Company and their affiliates and associated entities entered into lock-up agreements with the Company for a term ending three years after the common stock begins to trade on an approved market, whereby they have agreed to certain restrictions on the sale or disposition (including pledge) of the Company common stock held by (or issuable to) them.

During the three and nine months ended September 30, 2025, in connection with the Offering, the Company issued 5,344,623 shares of common stock, investor Warrants to purchase 5,344,623 Warrant Shares and Placement Agent Warrants to purchase 611,337 shares of common stock. In connection with the Offering, the Company raised gross proceeds of $8,016,937 and incurred equity issuance costs of $1,596,002, resulting in net proceeds of $6,420,935. The investor Warrants and Placement Agent Warrants were determined to be equity-classified.

Conversion of SAFE notes

At the Initial Closing of the Offering (as defined below), the $1,845,000 aggregate amount of outstanding SAFEs automatically converted (the “SAFE Conversion”) into Units at a conversion price of $1.20 per share, or 1,537,501 shares of common stock. The SAFE holders also received 1,537,501 Warrants to purchase 1,537,501 shares of common stock. Upon the SAFE conversion, the Company recorded the last fair market value adjustment of $219,952. $2,306,252 was recognized in additional paid-in capital upon the SAFE Conversion.

The SAFE Warrants were determined to be equity-classified.

Note 4. Fair value measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2024
	Quoted prices in active market for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
SAFE notes	$-	$-	$150,000

SAFE notes

The following table provides a summary of changes in the estimate fair value of the SAFE notes:

Balance at December 31, 2024	$150,000
Issuance of additional notes	1,695,000
Change in fair value - SAFE notes	461,252
Conversion of SAFE notes	(2,306,252)
Balance at September 30, 2025	$-

The fair value of the SAFE notes was estimated using a Probability-Weighted Expected Return Method (“PWERM”) using the following inputs:

September 30,
2024
Discount rate	13.90%
Expected term (in years) to equity financing	0.25
Expected term (in years) to liquidity event	1.50
Expected term (in years) to event of default	0.50
Probability of equity financing	50.00%
Probability of liquidity event	30.00%
Probability of event of default	20.00%

There are no SAFE notes outstanding as of September 30, 2025.

Note 5: Accrued expenses and other liabilities

	September 30,	December 31,
	2025	2024
University contribution payable	$350,000	$-
Professional fees	232,963	-
Other	2,740	-
Total	$585,703	$-

In connection with the Merger, the Company entered into D&O insurance agreements with a third-party which is effective for a one-year term starting on September 29, 2025. Included in the accrued expenses and other liabilities is the D&O insurance liability of $204,025. The asset side of the $204,025 D&O insurance was recorded in prepaid expense and other current assets as of September 30, 2025. This amount was fully paid off in October 2025.

Note 6. Related Party Debt and Transactions

Note Payable Shareholder

In connection with the Merger, the Company assumed a promissory note (the “Note”) with the sole stockholder of Unite pursuant to which Unite agreed to repay the sum of any and all amounts advanced to Unite or amount of expenses incurred on behalf of Unite on or before the date that Unite consummates a business combination with a private company or reverse takeover transaction or other transaction after which Unite would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The balance as of September 30, 2025 was $43,750. The entire Note was repaid in October 2025.

Note Payable – Lucius Partners Opportunity Fund, LP

In connection with the Merger, the Company assumed an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, with a principal amount of $275,000 and accrued interest balance of $30,468 as of September 30, 2025. The LPOF Note accrues 12% interest annually. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The balance of the LPOF Note and accrued interest as of September 30, 2025 was $275,000 and $30,468, respectively. The entire balance of LPOF Note and accrued interest was repaid in October 2025 amounting to $305,468.

Related party consulting arrangements

During the period ended September 30, 2025, the Company utilized consulting services provided by the son of Steven DenBaars (founding member and a director). The Company expensed $2,240 and $3,240 during the three and nine months ended September 30, 2025, for consulting services performed by the son of Steven DenBaars. No similar transaction occurred in the comparative prior period. There were $2,240 and $1,280 balances in accrued expenses and other liabilities as of September 30, 2025 and December 31, 2024, relating to unpaid amounts to the son of a Steven DenBaars.

On February 24, 2023, the Company entered into a consulting arrangement with Jeffrey Shealy (Chief Executive Officer and a director) to perform consulting services around the development of technology, financial planning, marketing strategies, intellectual property creation and operational management. To compensate Jeffrey for these services, the Company granted Jeffrey restricted stock (Note 8). In April 2025, Jeffrey and Private Palomino entered into a full-time employment agreement where Jeffrey will be the Chief Executive Officer (“CEO”). Jeffrey will earn an annual salary of $250,000 and typical employees benefits such as paid time off and insurance. The agreement has no term and either the the Company or Jeffrey can terminate this agreement at anytime.

During the quarter ended September 30, 2025, the Company entered into an RSA agreement with Erica Honick (Jeffrey Shealy’s wife) to assist the Company with various human resource services. In exchange for these services, the Company issued her 62,500 restricted stock awards (“RSAs”). As of September 30, 2025, Erica met certain performance criteria in order for all of her restricted stock awards to fully vest. See Note 8 for more information.

During the quarter ended September 30, 2025, the Company entered into an RSA agreement with James Shealy (Jeffrey Shealy’s brother) to assist the Company with being special advisor to the CEO, advise the Company on areas of semi-conductor services. Additionally, assisting in writing government grant proposals and other fund raising activities. In exchange for these services, the Company issued him 50,000 restricted stock awards. As of September 30, 2025, James met certain performance criteria in order for all of his restricted stock awards to fully vest. See Note 8 for more information on the consultant shares issued.

During the quarter ended September 30, 2025, the Company entered into an RSA agreement with Eric Cerini (Jeffrey’s father-in-law) to assist the Company with being a special advisor to the CEO and advise the Company on areas of management consulting for semi-conductors devices. In exchange for these services, the Company issued him 62,500 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the quarter ended September 30, 2025, the Company entered into an RSA agreement with Michael Shealy (Jeffrey Shealy’s brother) to assist the Company with being special advisor to the CEO and advise the company on areas of management consulting for semi-conductors devices. In exchange for these services, the Company issued him 50,000 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the quarter ended September 30, 2025, the Company entered into an RSA agreement with Catherine Sinclair (Jeffrey Shealy’s sister) to assist the Company with being a special advisor to the CEO and advise the Company on areas of lighting services applications. In exchange for these services, the Company issued her 41,667 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the quarter ended September 30, 2025, the Company entered into an RSA agreement with Maggie Nguyen (Richard Ogawa’s, Director, wife) to assist the Company with being a special advisor to the CEO and advise the company on areas of accounting, finance, payroll and benefits. In exchange for these services, the Company issued her 41,667 restricted stock awards. As of September 30, 2025, Maggie met certain performance criteria in order for all of her restricted stock awards to fully vest. See Note 8 for more information.

SAFE note

In April 2023, the Company issued SAFE notes in the amount of $50,000 each to the Jeffrey Shealy, Steven Denbaars and Richard Ogawa (founder and director) resulting in net proceeds of $150,000. In April, May and June 2025, the Company issued SAFEs to various consultants resulting in gross proceeds of $175,000 and related parties resulting in gross proceeds of $1,520,000. The SAFEs will automatically convert into the number of shares of preferred stock equal to the purchase amount divided by the discount price, which is defined as the lowest price per share of the preferred stock sold in the equity financing multiplied by the discount rate of 80%.

If there is a liquidity event before the termination of the SAFEs, the SAFEs will be automatically entitled (subject to the liquidation priority) to receive a portion of the proceeds, due and payable to each investor immediately prior to the liquidity event equal to the greater of (1) the purchase amount which is defined as the original investment amount (“cash-out amount”) or (2) the amount payable on the number of shares of common stock equal to the Purchase Amount divided by the Liquidity price, which is defined as the price per share equal to the fair market value of the common stock at the time of a liquidity event multiplied by 80%. If there is a dissolution event, then the investors will automatically be entitled to receive proceeds equal to cash-out amounts.

The SAFE note had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE note is junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and other preferred equity, and senior to payments for other equity of the Company that is not SAFE notes or preferred equity. Upon the consummation of the Merger, the SAFE notes were converted to common stock and warrants. (Note 3).

Shareholder note

In May 2023, the Company entered in a loan agreement (“Agreement”) with founding member in the amount of $3,140. The loan is due upon demand by the lender and thus classified as a current liability in the condensed consolidated balance sheets. The loan is interest free and unsecured. The Company can prepay the loan at anytime without penalty. The balance as of September 30, 2025 and December 31, 2024 both was $3,140.

Lucius Partners Service Agreement and Unite’s Chief Executive Officer

Also effective March 10, 2022, Unite Acquisition entered into a services agreement with Lucius Partners, pursuant to which Unite Acquisition paid Lucius Partners a quarterly fee of $1,250 for advisory, accounting, and administrative support services. Unite Acquisition used the office space and equipment of its management under this agreement. This services agreement was terminated in connection with the Merger.

In connection with the Merger, the Company assumed a $7,000 payable due to Unite’s chief executive officer for services performed during his tenure as chief executive officer of Unite. This is included in accrued expenses and other liabilities on the condensed consolidated balance as of September 30, 2025. The entire balance was paid in October 2025.

Note 7. Commitments and contingencies

Certain conditions may exist as at the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of the balance sheet dates, there were no contingent liabilities to assess.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2025 and December 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

University of California – Membership agreement

On September 29, 2025, the Company entered into a membership agreement with the University of California, Santa Barbara engineering program whereby the Company is obligated to make a $350,000 annual contribution to the college of engineering to assist with certain research and development efforts. As of September 30, 2025, the Company accrued the full $350,000 in accrued expenses and other liabilities in the unaudited condensed consolidated financial statements. As of September 30, 2025, the Company has a remaining $204,167 balance in prepaid expenses and other current assets in the unaudited condensed consolidated financial statements.

Note 8. Stockholders’ equity

As of September 30, 2025 and December 31, 2024, the Company is authorized to issue 300,000,000 and 10,000,000 shares of common stock and preferred stock, respectively, at par value of $0.0001. Each stockholder will be entitled to one vote. Holders of shares of common stock shall be entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

See Note 3 - Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

2025 Equity Incentive Plan

Pursuant to the Merger, the Company adopted an equity incentive plan reserving 15% of the outstanding common stock on a fully-diluted basis for the future issuance, at the discretion of our board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries. The 2025 Plan includes a customary “evergreen” provision with respect to the annual increase of the number of shares at the beginning of each fiscal year of the Company of up to the lesser of (i) four percent (4.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, commencing on the first day of the second fiscal year of the Company beginning after the final closing of the Offering or (ii) such number of shares as determined by the administrator.

As of September 30, 2025, there were no options outstanding under the 2025 Plan. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan.

Warrants

See Note 3 - Reverse Recapitalization for details associated with the issuance of warrants, including their term and how they are accounted for.

As of September 30, 2025, there were outstanding and exercisable warrants to purchase an aggregate of 7,493,461 shares of common stock at a weighted average exercise price of $1.52 per share. The warrants had a weighted average remaining contractual term of 2.41 years as of September 30, 2025.

Restricted Stock Awards

Upon approval by the Board of Directors, certain employees and advisors have purchased restricted shares of common stock. At inception, the Company granted 6,000,000 restricted stock to certain founders and the chief executive officer. The agreements also contain a repurchase option noting that if the employee or advisor or Board of Director is terminated, for any reason, Private Palomino has the right and option to repurchase the unvested restricted common stock. All shareholders purchased the stock at par value and the stock had no incremental value beyond the par value as of that date. The shares vest over a 4-year period from the issuance date. In connection with the Merger, Private Palomino exchanged the 6,000,000 of restricted stock for 4,500,000 of restricted stock.

In March 2025, Private Palomino issued 2,000,000 restricted stock to the chief executive officer of the Company. The shares vest over a 2-year period from the issuance date. In connection with the Merger, the Company exchanged the 2,000,000 of restricted stock for 1,500,000 of restricted stock. Also in connection with the Merger, the change in control acceleration provision was triggered in all of these arrangements and were fully vested upon the execution of the Merger.

	Founders Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,437,500	$0.00001
Granted	1,500,000	0.62000
Vested	(3,937,500)	0.23620
Unvested at September 30, 2025	-	$-

During the three and nine months ended September 30, 2025, the Company recognized $1,073,333 and $1,240,000, respectively, of stock-compensation expense related to these founders shares. There was no stock compensation expense recognized during the three and nine months ended September 30, 2024. The total fair value of restricted stocks vested during the three and nine months ended September 30, 2025 was $775,000 and $930,024, respectively. The total fair value of restricted stocks vested during the three and nine months ended September 30, 2024 was insignificant.

During the quarter ended September 30, 2025, the Company granted 729,168 restricted stock to various consultants, including related parties (See Note 6). 295,834 restricted stock were granted pre-merger and had accelerated provisions upon change in control. 358,334 restricted stock were granted upon merger for future services with 4 year vesting 1 cliff. 75,000 restricted stock were granted upon merger, to a vendor for merger transaction related services for which its compensation costs was charged to additional paid in capital as deferred transaction costs. The stock awards vest over 48-month period from the grant date. During the quarter ended September 30, 2025, 370,834 restricted stock vested due to acceleration provisions in the agreements being met.

	Consultant Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	729,168	1.05794
Vested	(370,834)	0.62000
Unvested at September 30, 2025	358,334	$1.50000

As of September 30, 2025, 358,334 outstanding shares had not vested and the weighted average remaining contractual period of the unvested restricted stock is 4 years. During the three and nine months ended September 30, 2025, the Company recognized $183,380 of stock-compensation expense. As of September 30, 2025, unrecognized stock-based compensation expense related to the Company’s unvested restricted stock awards was $537,501. The total fair value of restricted stocks vested during the three and nine months ended September 30, 2025 was $183,380.

Note 9 Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 14, 2025, the issuance date of these unaudited condensed consolidated financial statements, and has not identified any requiring disclosure except as noted below.

Additional Offerings

Two additional closings of the private placement offering, 1,159,394 Units, for gross proceeds of $1,739,091, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the final Closing of the Offering at an exercise price of $1.50 per share. 1,159,394 Warrants were issued in connection with these additional closings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Throughout this section, unless otherwise noted, “we,” “us,” “our,” “Company” and similar terms refer to Palomino Laboratories Inc. prior to the closing of the Merger, and to the Company after the closing of the Merger. Following is a discussion and analysis of our financial condition and results of operations. You should read the following together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such unaudited condensed consolidated financial statements and the related notes thereto.

Overview

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Our mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. The Company is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. Its differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers and high-performance computing systems. See “Description of Business” above.

On September 29, 2025, Unite and Private Palomino entered into the Merger Agreement, pursuant to which, among other things and subject to the satisfaction or waiver of the conditions set forth therein, the Merger was consummated. At the Effective Time of the Merger, Palomino survived as a wholly owned subsidiary of Unite and Unite was renamed “Palomino Laboratories Inc.” in connection with the Merger.

At the Effective Time, all outstanding shares of Private Palomino’s common stock were cancelled and automatically converted into shares of the Company’s common stock. Prior to the closing of the Offering the Company’s board of directors adopted an equity incentive plan reserving a number of shares of common stock equal to 15% of the shares to be outstanding after completion of the Merger and the final closing of the Offering, on a fully diluted basis (assuming exercise or conversion of all then-outstanding common stock equivalents), for the future issuance, at the discretion of the board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries.

The sole holder of common stock of the Company prior to the Merger, Lucius Partners, retained 4,000,000 shares of common stock after the Merger, following cancellation of 1,000,000 shares of common stock. The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

The Offering

Immediately following the effective time of the Merger, we issued, in a private placement offering, 5,344,623 Units, for an aggregate purchase price of approximately $8.0 million, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a Warrant Share.

In connection with the Offering, the Placement Agent (a) was paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing, (b) was paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at the closing, and (c) received (and/or its designees will receive) the Placement Agent Warrants.

Subsequent to September 30, 2025, there were two additional closings of the private placement offering, 1,159,394 Units, for gross proceeds of $1,739,091, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the final Closing of the Offering at an exercise price of $1.50 per share. 1,159,394 Warrants were issued in connection with these additional closings.

Description of Warrants

The Warrants will have an exercise price of $1.50 per share and a term of one (1) year after commencement of trading on an Approved Market and will be exercisable solely for cash.

The Warrants will have “weighted average” anti-dilution protection, subject to customary exceptions, including but not limited to issuances of awards under the 2025 Equity Incentive Plan.

The Placement Agent Warrants will have an exercise price of $1.80 per share and a term of seven (7) years from the final closing of the Offering and will be exercisable for cash or on a cashless net exercise basis.

The Warrants are equity-classified for accounting purposes.

The Merger was treated as a recapitalization and reverse acquisition for the Company for financial reporting purposes, and the Company is considered the acquirer for accounting purposes. As a result of the Merger and the change in the Company’s business and operations, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles, the historical financial results of the Company, the accounting acquirer, prior to the Merger will be considered our historical financial results.

Since the Company’s inception in 2023, it has devoted substantially all of its efforts and financial resources to building the organization, including raising capital, organizing and staffing the company, business planning, and providing general and administrative support for these operations. Prior to the merger, the Company has funded its operations primarily with proceeds from the sale and issuance of SAFE Notes. From inception through September 30, 2025, the Company raised aggregate net proceeds of $1,845,000 from the issuance and sale of Simple Agreement for Future Equity (SAFE) Liabilities.

During the three and nine months ended September 30, 2025, the Company’s net losses were $1,824,837 and $2,420,589, respectively, and for the three and nine months ended September 30, 2024, the Company incurred a net losses of $6,334 and $6,235, respectively. Substantially all of its net losses have resulted from costs incurred from general and administrative costs associated with our operations.

The Company believes that its existing cash and cash equivalents balance, along with the proceeds from the private placement in October 2025, will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues to hire additional personnel, protects its intellectual property and grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan. Financing activities may include, but are not limited to, public or private equity offerings, debt financings, or other sources. Such activities are subject to significant risks and uncertainties.

Uncertainty in the global economy presents significant risks to the Company’s business. the Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics, recent bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, and supply chain disruptions. While the Company is closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of the Company’s business, including the impacts on its employees, suppliers, vendors and business partners and the Company’s future access to capital, the ultimate extent of the impact on the Company’s business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside the Company’s control and could exist for an extended period of time. the Company will continue to evaluate the nature and extent of the potential impacts to its business, results of operations, liquidity and capital resources.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facilities related expenses, legal fees related to intellectual property and corporate matters, other professional fees for accounting, auditing and consulting services, and other administrative expenses.

The Company expects that its general and administrative expense will increase for the foreseeable future as it continues to support its operations to support the growth of its business. Following the Merger, the Company also expects increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs and other expenses that it did not incur as a private company.

Other Income (Expense)

Change in fair value of SAFE notes

We assessed the SAFEs as liabilities under ASC 480. We carry the SAFEs at their estimated fair value at issuance and remeasure the estimated fair value through earnings until settled. The SAFEs were settled in connection with the Merger.

Interest Income

Interest income consists of interest earned from the Company’s cash and cash equivalents.

Results of Operations

The three months ended September 30, 2025, compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change
Operating expenses:
General and administrative	$1,604,922	$1,234	$1,603,688
Total operating expenses	1,604,922	1,234	1,603,688
Loss from operations	(1,604,922)	(1,234)	(1,603,688)
Other income:
Change in fair value of SAFE notes	(219,952)	(6,450)	(213,502)
Interest income	37	1,350	(1,313)

Net loss	$(1,824,837)	$(6,334)	(1,818,503)

General and Administrative Expenses

General and administrative expenses were $1,604,922 for the three months ended September 30, 2025, compared to $1,234 in the same period of last year. The increase was primarily due to the increase in stock compensation expense due to issuance of restricted stock to the chief executive officer and director and various consultants of $1,256,750, increase in professional fees to assist the Company with public company readiness of approximately $80,000, University of California commitment to the engineering department of approximately $145,833 and increase in payroll expenses related to the chief executive officer and director of approximately $68,319.

Change in fair value SAFE notes

We recognized a change in fair value of $219,952 related to the SAFE Notes for the three months ended September 30, 2025 versus $6,450 for the three months ended September 30, 2024. This change was mainly attributable to an increase in value given the conversion of the SAFE notes upon the success completion of the Merger.

Interest Income

For the three months ended September 30, 2025, and 2024, Company recognized $37 and $1,350, respectively, of interest income related to certain cash and cash equivalents.

The nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change
Operating expenses:
General and administrative	$1,960,195	$2,118	$1,958,077
Total operating expenses	1,960,195	2,118	1,958,077
Loss from operations	(1,960,195)	(2,118)	(1,958,077)
Other income:
Change in fair value of SAFE notes	(461,252)	(7,100)	(454,152)
Interest income	858	2,983	(2,125)

Net loss	$(2,420,589)	$(6,235)	(2,414,354)

General and Administrative Expenses

General and administrative expenses were $1,960,195 for the nine months ended September 30, 2025, compared to $2,118 in the same period of last year. The increase was primarily due to the increase in stock compensation expense due to issuance of restricted stock to the chief executive officer and various consultants of $1,423,380, increase in professional fees to assist the Company with public company readiness of approximately $200,000, University of California commitment to the engineering department of approximately $145,833 and increase in payroll expenses related to the chief executive officer of approximately $122,000.

Change in fair value SAFE notes

We recognized a change in fair value of $461,252 related to the SAFE Notes for the nine months ended September 30, 2025 versus $7,100 for the nine months ended September 30, 2024. This change was mainly attributable to an increase in value given the conversion of the SAFE notes upon the success completion of the Merger.

Interest Income

For the nine months ended September 30, 2025, and 2024, Company recognized $858 and $2,983, respectively, of interest income related to certain cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

Company has incurred net losses and negative cash flows from operations since its inception. Through September 30, 2025, Company has primarily funded its operations through the sale and issuance of SAFE notes, issuance of common stock through the private placement. The Company’s current capital resources, consisting of cash and cash equivalents, are expected to be sufficient to fund operations for at least the next twelve months from the issuance date of its condensed consolidated financial statements. Company’s future viability depends on its ability to generate cash from operating activities or to obtain additional capital to finance its operations. There can be no assurance that Company will be able to secure sufficient funding on acceptable terms, or at all, to continue its operations.

Cash flows for the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024

Net cash (used in) provided by operating activities	$(390,793)	$830
Net cash provided by financing activities	8,152,705	-
Net increase in cash and cash equivalents	$7,761,912	$830

Operating Activities

Net cash used in operating activities was $390,793 for the nine months ended September 30, 2025. Cash used in operating activities reflected the Company’s net loss of $2,420,589 which was offset by non-cash charges of $461,252 related to the change in fair value of SAFE notes, $1,423,417 of stock-based compensation and changes in operating assets and liabilities of $145,127.

During the nine months ended September 30, 2024, cash provided by operating activities was $830. Cash provided by operating activities reflected the Company’s net loss of 6,235 and changes in operating assets and liabilities of $35, which was offset by non-cash charges of $7,100 related to the change in fair value of SAFE notes.

Financing Activities

During the nine months ended September 30, 2025 cash provided by financing activities primarily relates to issuance of SAFE notes resulting in proceeds of $1,695,000, issuance of common stock and warrants in the Offering resulting in proceeds of $8,016,937, offset by the payment of transaction costs of $1,559,252.

There were no financing activities for the nine months ended September 30, 2024.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Critical Accounting Policies and Significant Judgements and Estimates

Management’s discussion and analysis of Company’s financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires Company to make estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in its financial statements, as well as the reported expenses incurred during the reporting periods. Company bases its estimates on historical experience and on various other factors that Company’s management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While Company’s significant accounting policies are described in more detail in Note 2 to its unaudited condensed consolidated financial statements included elsewhere in this document, Company believes that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on its financial condition or results of operations.

Simple agreement for future equity (“SAFE”) notes

SAFE notes represent instruments that provide a form of financing to the Company and possess characteristics of both debt and equity instrument. The Company accounts for the SAFE note in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The Company first assessed whether the instrument meets the definition of a liability under ASC 480. The SAFE note includes terms that would affect the conversion of the note into shares based on the next round of financing. The SAFE instruments issued have the potential for cash settlement upon the occurrence of certain liquidity events. Accordingly, The SAFE note was determined to be a liability and recorded at fair value.

This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s statements of operations. The SAFE notes converted into common stock in connection with the Merger.

The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes will convert into preferred stock; (ii) a liquidity event where the SAFE notes will convert into the greater of the cash-out amount or amount payable on the number of shares of common stock equal to the purchase amount divided by the liquidity price and (iii) a dissolution event where the SAFE notes holders will receive a portion of the cash payout.

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. For share-based awards with performance conditions, the Company recognizes compensation when the performance condition is met. For share-based awards with accelerated provisions upon change in control, the Company recognizes the compensation expense when a change in control event occurs. The Company classifies share-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The share-based compensation is recorded in general and administrative expense in the condensed consolidated statement of operations. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards comprise of restricted stock awards (RSA), fair value of which is measured based on the grant-date fair value of the restricted stock awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Recent Accounting Pronouncements

See Note 2 to Company’s unaudited condensed consolidated financial statements found elsewhere in this document for a description of recent accounting pronouncements applicable to its unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described as follows. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 29, 2025, the Company also sold in a private placement 5,344,623 units (the “Units”), for an aggregate purchase price of approximately $8.0 million, at a purchase price of $1.50 per Unit, each consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $1.50 per share, exercisable from the issuance date until one (1) year after the common stock is trading on an Approved Market, as defined in the subscription agreement, (such shares of common stock issuable upon the exercise of the warrants, the “Warrant Shares”).

In addition, certain officers, directors, shareholders and employees of Private Palomino raised proceeds prior to the Merger through the purchase of simple agreement for future equity vehicles (“SAFEs”). These holders converted their SAFEs into Units in the Offering at a per Unit purchase price of $1.20 per Unit for an aggregate of $1,845,000 of Units.

Subsequent to September 30, 2025, there were two additional closings of the private placement of 1,159,394 Units, for gross proceeds of $1,739,091, at a purchase price of $1.50 per Unit. 1,159,394 Warrants were issued in connection with these additional closings.

In connection with the private placements, Laidlaw & Company (UK) Ltd. was paid at closing (a) a cash commission of 10.0% of the aggregate gross purchase price (b) a non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price, and (c) received 724,776 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.80 per share and a term of seven (7) years from the closing date and will be exercisable for cash or on a cashless net exercise basis.

The offering and sale of the Units, the shares of common stock and the Warrant Shares will be issued, in each case, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALOMINO LABORATORIES, INC.

Date: November 14, 2025	By:	/s/ Jeffrey Shealy
	Name:	Jeffrey Shealy
	Title:	President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jason Tu
	Name:	Jason Tu
	Title:	Chief Accounting Officer, Treasurer
(Principal Financial and Accounting Officer)

