Form 10-K
period 2025-12-31
Palomino Laboratories Inc.
filed 2026-03-31
CIK 1938569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56582

PALOMINO LABORATORIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1619619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 Castilian Drive, Suite 102, Goleta, CA	93117
(Address of Principal Executive Offices)	(Zip Code)

704-756-2981

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file Reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a Report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2026, there were 18,920,686 shares of the registrant’s Common Stock issued and outstanding.

PALOMINO LABORATORIES INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this annual report on Form 10-K (the “Annual Report”).

The registrant was incorporated as Unite Acquisition 3 Corp. (“Unite Acquisition” or “Unite”) in the State of Delaware on March 10, 2022. Prior to the Merger (as defined below), the registrant was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

This Annual Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, which are filed as exhibits hereto and incorporated herein by reference.

This Annual Report contains forward-looking statements. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 1. BUSINESS.

Overview

Palomino Laboratories Inc. (“Palomino,” “we,” “our,” or the “Company”) is a pre-revenue, technology company. We are developing a new way to move data faster and more efficiently using light instead of traditional wires. Our technology is built around microLEDs—tiny lights that can send data at extremely high speeds while using much less energy. This is especially important for big, power-hungry systems like artificial intelligence “AI” servers, cloud computing platforms, and supercomputers.

Today’s computers mostly use copper wires to send information (like what you would find in Ethernet cables), but those wires are hitting their limits in terms of band width, thermal performance and signal to noise. As data demands grow, we need faster, smaller, and more efficient ways to connect computer parts. That’s where Palomino comes in.

We are creating a tiny device called an optical transceiver, which sends and receives data using light. Instead of relying on bulky lasers, we’re using gallium nitride (GaN) microLEDs—a material that is great for building compact, powerful technology. Our design is small enough to be built directly into a computer chip or connector, which helps reduce size, improve performance, and save energy. Palomino has a licensing agreement with the University of California, Santa Barbara (“UCSB”) to use its advanced microLED technology in the development of our optical transceiver device. This partnership gives us access to research and intellectual property to help us advance our high-speed, energy-efficient data solutions and bring them to market.

This matters because AI and high-performance computing are growing fast, and the old methods of moving data cannot keep up. Palomino’s technology intends to solve that problem by offering a new way to transmit massive amounts of data at chip-level speeds, using far less power and space than current methods.

What makes Palomino different? Palomino believes it has figured out how to use high-efficiency microLEDs in a way that can be manufactured using existing semiconductor processes. That means Palomino’s solution is not only powerful—it’s scalable and cost-effective.

At Palomino, we are a team of industry veterans with deep experience in semiconductors, optics, and advanced chip design. Our mission is to redefine how data flows inside the world’s most advanced computing systems.

Corporate History

We were incorporated as Unite Acquisition 3 Corp. in the State of Delaware on March 10, 2022. Prior to the Merger (as defined below), we were a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On September 29, 2025, Unite, through its wholly owned subsidiary Palomino Acquisition Co., consummated the Merger with Private Palomino. Pursuant to the Merger, Palomino Laboratories Inc. (“Private Palomino”) was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Palomino was converted into Unite’s common stock. As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Palomino Laboratories Inc. On September 29, 2025, the sole holder of common stock of Unite prior to the Merger, Lucius Partners LLC (“Lucius Partners”), retained 4,000,000 shares of the Company’s common stock after the Merger, after agreeing to cancel and retire 1,000,000 shares of the Company’s common stock.

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

Immediately following the effective time of the Merger, we issued, in the closings of the private placement offering, 5,344,623 units (the “Units”), for an aggregate purchase price of $8,016,937, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the common stock is admitted for trading or listed on an approved market at an exercise price of $1.50 per share (such shares of common stock issuable upon the exercise of the warrants, the “Warrant Shares”). The private placement offering is referred to herein as the “Offering.”

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

The Company completed two additional closings of the Offering, pursuant to which it issued an aggregate of 1,159,394 Units for gross proceeds of $1,739,091, at a purchase price of $1.50 per Unit, and incurred equity issuance cost of $230,951, resulting in net proceeds of $1,508,140. In connection with these additional closings, the Company also issued 1,159,394 Warrants.

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

Conversion of SAFE notes (“Simple Agreement for Future Equity” or “SAFE”)

At the initial closing of the Offering, the $1,845,000 aggregate amount of outstanding SAFEs automatically converted into Units at a conversion price of $1.20 per share, or 1,537,501 shares of common stock. The SAFE holders also received 1,537,501 Warrants to purchase 1,537,501 shares of common stock. Upon the SAFE conversion, the Company recorded the last fair market value adjustment of $219,952. $2,306,098 was recognized in additional paid-in capital upon the SAFE Conversion.

The SAFE Warrants were determined to be equity-classified.

Strategy and Market Focus

Palomino’s strategy is focused on becoming a leading technology enabler in the optical interconnect revolution, supporting the industry-wide transition from copper to optical solutions at the circuit board level. Palomino feels its strategy is critical for keeping up with the demands of modern computing. By replacing traditional copper wiring with light-based (optical) connections at the circuit board level, we aim to overcome key challenges like limited speed, high energy use, and signal loss. There are fundamental limitations of traditional copper interconnects and Palomino aims to reshape how data is moved within and between computing systems.

Our first wave of products targets short-reach, high-speed optical links for PCIe Gen 6+ and Ethernet backplanes, especially in markets where speed, latency, energy consumption, and interconnect density are critical. These segments include AI/ML servers, high-performance computing (HPC), and next-generation data center infrastructure, where performance bottlenecks are becoming increasingly unsustainable and existing technologies are starting to hit their limits. In these markets, the volume of data being processed is increasing rapidly, and current copper-based technologies are struggling to keep up.

By enabling compact, high-bandwidth, and low-power optical I/O, Palomino is well-positioned to drive adoption of chip-scale optical interconnects—delivering meaningful improvements in system performance and scalability for computer architectures.

Technology Platform and Differentiation

Palomino’s proprietary microLED platform, built on gallium nitride (GaN) compound semiconductors, is engineered for seamless compatibility with existing high-volume manufacturing infrastructure. Our platform provides:

●	High-speed modulation supporting advanced data communication protocols: our microLEDs can switch on and off incredibly fast—measured in billions of times per second—making them ideal for today’s high-speed data networks. This bandwidth of modulation allows for rapid data transmission that meets the needs of cutting-edge communication standards, ensuring smooth and reliable performance even with demanding applications. Typical Ethernet connections transfer data at speeds up to 100 megabits per second. Our microLED technology is anticipated to achieve data transfer rates up to 100 times faster.
●	Low-power optical emission, optimized for environments with strict thermal restraints: our technology is designed to use very little energy when producing light, which helps reduce heat generation. This is especially important in tightly packed electronic systems where managing temperature is critical for reliability and performance. By keeping power consumption low, we help extend device lifespan and reduce cooling costs.
●	Monolithic integration enabling chiplet-scale optical I/O: our microLEDs can be directly integrated onto silicon-based platforms or other advanced materials, allowing optical connections to be built right at the chip level. This “chiplet-scale” integration makes it easier to create compact, efficient modules that handle data movement within and between chips, paving the way for smaller, faster computing devices.
●	Scalable wafer-level fabrication with high yield on large-diameter substrates ensuring cost-effective mass production: our microLEDs will use large semiconductor wafers, which allows us to produce many devices at once with consistent quality. High yield means most devices meet specifications, reducing waste and lowering production costs. This scalability ensures we can meet market demand without sacrificing reliability or affordability.

Unlike traditional Vertical-Cavity Surface-Emitting Laser (“VCSEL”) or edge-emitting laser modules, which often require precise fiber alignment and expensive packaging, our microLED-based modules emit light directly from the surface and can be bonded directly using advanced packaging methods. This approach significantly reduces assembly complexity, enhances integration with existing systems, and lowers the overall cost of the final product. By simplifying manufacturing while boosting performance, our technology offers a more efficient and scalable solution for next-generation optical interconnects.

Competitive Landscape

Today’s optical transceiver market is largely driven by VCSEL and edge-emitting laser technologies, with major contributions from industry leaders such as Lumentum Holdings Inc. (NASDAQ: LITE), Coherent Corp. (NASDAQ: COHR), Broadcom Inc. (NASDAQ: AVGO), and OSRAM Opto Semiconductors Inc. While these laser solutions have underpinned optical communication systems for decades, they are increasingly constrained by challenges related to scalability, packaging complexity, and integration—particularly in short-reach and board-level interconnect applications. As data transmission demands grow and system architectures evolve, these limitations underscore the need for next-generation optical solutions that offer greater efficiency, compactness, and compatibility with advanced integration platforms.

Emerging players like Avicena Tech. are pioneering microLED-based solutions for optical interconnects. However, Palomino believes its differentiated approach—leveraging GaN-based technology combined with a robust system-level integration roadmap—offers a unique and scalable path toward manufacturable, high-density optical I/O. Palomino has begun, and expects to continue, to leverage foundational research conducted at the UCSB, dating back to 2017, where the laboratories of Professors Steven DenBaars, one of Palomino’s co-founders, and Nobel Laureate Shuji Nakamura first demonstrated the origin of high-speed light-emitting diode (LED) communications. This breakthrough—referred to as OptiGaN (a type of LED fabrication process that leverages gallium nitride (GaN) material)—showcased the potential of gallium nitride (GaN)-based LEDs in enabling optical data transmission at unprecedented speeds, laying the groundwork for next-generation photonics applications.

We believe by leveraging a fabless business model (where we will design, develop, and market semiconductor products but not manufacture them) alongside proprietary device architectures and packaging intellectual property, we are uniquely positioned to redefine the cost and performance benchmarks of legacy optical technologies.

Palomino expects to compete using its leadership in GaN Materials, fabrication and device design. We plan to operate freely with patent protection on microLED structures and integration processes, developed by UCSB and Palomino. Palomino is driving efficiency in its core technology with superior energy-per-bit performance (<1pJ/bit) versus traditional optics.

Target Markets and Customer Segments

Our vision is to revolutionize high-speed data communication in AI systems and data centers using energy-efficient, high-speed GaN microLED-based optical interconnects.

The addressable market, for Palomino’s high speed LED-based optical interconnects, encompasses several high-growth verticals, including:

●	Hyperscale data centers - large computing facilities—run by companies such as Amazon, Microsoft, Google, and Meta—demand ever-increasing bandwidth, energy efficiency, and density. As server-to-server and rack-to-rack data movement grows exponentially, there is a critical need for scalable optical interconnects that can reduce power consumption and latency, while supporting higher data rates and port densities.

●	AI/ML (Artificial Intelligence/Machine Learning) infrastructure providers - training and inference workloads for large AI models require high-bandwidth, low-latency communication between accelerators such as graphic processing units (“GPUs”) and custom AI chips. Optical I/O solutions that offer high-density connectivity and efficient data movement are essential for scaling these systems efficiently across multi-chip and multi-node architecture.
●	HPC cluster - HPC systems power scientific research, simulation, and complex data analysis, relying on ultra-low latency and high-throughput interconnects. As HPC clusters become more complex and data-intensive, optical technologies capable of supporting dense, energy-efficient communication between compute nodes become a critical enabler.
●	Semiconductor companies adopting chiplet architectures - as monolithic scaling approaches physical and economic limits, chiplet architectures are emerging as a path forward. These designs require high-speed, low-power interconnects between multiple dies. Optical I/O offers a compelling solution to the limitations of traditional electrical interconnects, enabling disaggregated, high-performance system design.
●	Networking original equipment manufacturer (“OEMs”) seeking low-latency optical interconnects - original equipment manufacturers in the networking space are increasingly seeking optical alternatives to traditional copper connections to reduce latency, increase bandwidth, and enable more compact system designs. Optical I/O solutions with integrated packaging and scalable manufacturing are poised to meet these evolving needs.

According to a Bank of America (“BofA”) Global Research report published in June 2025, LightCounting estimates optical transceiver total assessable market “TAM” across datacom and telecom to grow to $43.4 billion by calendar year 2030 from $16.4 billion in calendar year 2024, a +18% compound annual growth rate or “CAGR”. These optical transceivers are sold by Coherent (NASDAQ: COHR), Lumentum Holdings Inc. (NASDAQ: LITE), and InnoLight Technology, among others.

The same BofA report estimates that Marvell Technology Inc. estimates that its electro-optics interconnect business, comprising of components such as digital signal processors (DSPs), transimpedance amplifiers (TIAs), laser drivers, and silicon photonics (SiPho)—addresses a Serviceable Addressable Market (SAM) projected to grow from approximately $4.3 billion in calendar year 2023 to $19 billion by calendar year 2028.

Figure X. Optical Transceiver TAM opportunity from 2018 to 2030 (source: BofA Global Research).

Research & Development

Our Research and Development (“R&D”) Focus: Building the Future of Data Movement

At Palomino, our R&D efforts are the engine behind our innovation. We are not just improving current technology—we intend to create what’s next in high-speed data communication. We intend to develop ultra-high-speed 5 terabit-per-second (Tbps) optical links with superior energy and performance efficiency, engineered specifically for chip-to-chip and rack-to-rack data communication, surpassing the limitations of conventional interconnect technologies. We aim to revolutionize data interconnects by designing and deploying 5 Tbps optical links optimized for short-reach, high-bandwidth applications such as chip-to-chip and rack-to-rack communication. Our solution is intended to (i) deliver superior energy efficiency (targeting <1 pJ/bit), (ii) offer extremely low latency (<5 ns), (iii) enable compact integration into next-generation compute architectures and (iv) outperform existing electrical and optical interconnect technologies in data centers and high-performance computing environments.

By leveraging advancements in silicon photonics, WDM (Wavelength Division Multiplexing), and co-packaged optics, our goal is to eliminate traditional bandwidth and energy bottlenecks at the heart of AI high performance computing “HPC”, and cloud infrastructures.

Here is where we are focused and why it matters:

Smarter Materials for Better Performance: We are working on advanced ways to grow and process gallium nitride (GaN)—a powerful material that helps us build extremely efficient light-emitting devices. By improving how this material is made and used, we can create high-quality components that are easier and more cost-effective to produce at scale.

Faster MicroLED Designs: Our engineers are designing microLEDs—tiny light sources—so they can blink on and off extremely quickly, which is essential for moving data at ultra-high speeds. We also make sure they use very little energy, which is critical for AI systems and other technology that need to run fast without overheating.

Bringing Light and Silicon Together: We are developing ways to combine our light-based technology with the everyday electronics (CMOS) found in nearly all chips. This combination makes it possible to build smaller, faster, and more energy-efficient data links directly inside computer chips—making next-gen systems more compact and cost-effective.

Solving the Heat Problem: High-speed computing creates a lot of heat, and if it’s not managed well, performance suffers. We’re designing special packaging to keep things cool, mechanically stable, and precisely aligned—so our devices can run reliably in real-world systems.

Why It Matters: Our R&D is about more than just invention—it’s about building practical, scalable solutions for the data-hungry technologies of the future. From AI to cloud computing, the world needs faster and more efficient ways to move data. Palomino’s research aims to make that possible. Our R&D team consists of Jeffrey Shealy, Steven DenBaars, Richard Ogawa, and several consultants.

In addition to our collaboration with UCSB, we are pursuing strategic collaborations with other technology leaders in the optical transceiver space and we intend to engage in government-backed initiatives to accelerate innovation and pre-qualify products for key customer applications. In pursuit of non-dilutive funding, Palomino intends to explore contract R&D funding from the U.S. Government to explore novel research concepts in the area of nanomaterials, LED devices, advanced packaging, and optical interconnect modules. No application have been started at this time, and Palomino is in the process of identifying appropriate programs.

Intellectual Property

Our intellectual property (“IP”) portfolio includes U.S. and international patent applications across device architecture, materials integration, and optical packaging. We currently have multiple patent applications in process and continue to build IP around:

●	MicroLED chiplet integration.
●	High-density optical interconnect layouts.
●	Advanced GaN-based device designs.

We also maintain proprietary process flows, materials recipes, and device design know-how as trade secrets.

We have applied for the following patents:

AMPACC Ref. No.	Filing Date	Application Number	Patent Type	Patent Name	Current Status
996RO0001US	April 13, 2023	18/300,332	Non-provisional	Compact Ultra-Violet Laser Diode configured for LIDAR System for Air Turbulence Detection	Pending
996RO0002US	May 4, 2023	18/312,456	Non-provisional	Solar Blind Solid State Gallium containing Photodiode Device and related method	Issued
996RO0002US1	June 7, 2024	18/737,354	Non-provisional	Solar Blind Solid State Gallium containing Photodiode Device and related method	Pending
996RO0003US	July 26, 2023	18/359,780	Non-provisional	Integrated Ultra-Violet Laser Spectrometer and Method	Pending
996RO0004US	February 20, 2025	18/058,592	Non-provisional	Resonant Cavity Light Emitting Diode for Data Communication	Pending
996RO0005US	March 5, 2025	18/071,614	Non-provisional	III-Nitride Quantum Dot MicroLED for Data Communication	Pending

Regulatory Compliance

Palomino will operate in full compliance with applicable U.S. export control laws and regulations, including the Export Administration Regulations (EAR) and the International Traffic in Arms Regulations (ITAR), particularly as they pertain to compound semiconductors and optoelectronic technologies.

Our modules and components will be evaluated for export classification, and in many cases will be designated under EAR99, a classification used for items that are subject to the EAR but not listed on the Commerce Control List (CCL). Items classified as EAR99 generally do not require a license for export, unless they are being shipped to a sanctioned country, end-user, or for a prohibited end-use. This designation facilitates broader international distribution while still falling under the purview of U.S. export control law.

To ensure ongoing compliance with these regulations, Palomino will eventually engage experienced outside export control advisors to evaluate our products and internal processes. This will include guidance on end-use screening, customer due diligence, and the proper classification and documentation of exports.

It is important to note that while Palomino’s hardware will be developed in compliance with U.S. export regulations, including those that enable dual-use commercial technologies, the final regulatory approval and responsibility for system-level deployment and operational compliance typically lies with the data service provider or integrator deploying the technology.

We remain committed to responsible innovation and the secure, lawful distribution of advanced optoelectronic components globally.

Manufacturing and Supply Chain

We retain internal control of our core epitaxy and device fabrication processes and are in the process of qualifying external foundry partners for scaling production. Substrate and wafer suppliers are being qualified to ensure long-term supply chain stability and redundancy. Currently, our only technology supplier is UCSB, for which we have a licensing agreement. However, this supplier is replaceable, as Palomino owns the trade secret governing the production process. The underlying technology is not rare, and comparable alternatives are available from other suppliers offering technically compatible solutions. As a result, we do not view supplier concentration as a material risk to our operations.

Our fabless model intends to enable capital-efficient growth and rapid iteration without the overhead of full-scale foundry operations.

We intend to commercialize and outsource the manufacturing of our products to a third-party manufacturer. Our fabless model will leverage established third-party manufacturing partners that are certified under internationally recognized ISO standards, ensuring high-quality, compliant production while maintaining flexibility and scalability.

Sales and Business Development

While we are pre-revenue company, Palomino has initiated early-stage technical and commercial discussions with Tier 1 hyperscale operators, semiconductor integrators, and OEMs seeking high-speed, low-power interconnect solutions. Such engagements focus on the market opportunity, system deployments plans and data specification for hardware.

Palomino’s early market access strategy is designed to build credibility, accelerate validation, and establish a strong ecosystem presence. Key elements of this approach include:

●	Technical demonstrations and prototypes. We are actively developing and showcasing functional prototypes to demonstrate the performance, scalability, and manufacturability of our optical I/O solutions. These demonstrations serve as critical proof points for potential customers, partners, and investors.
●	Strategic partnerships with packaging and interposer solution providers. Collaborating with industry-leading packaging and interposer vendors allows us to co-develop integrated solutions optimized for performance, thermal efficiency, and manufacturability. These partnerships are essential for accelerating time-to-market and ensuring end-to-end system compatibility.
●	Participation in photonics industry consortia and standards bodies. Engaging with key industry groups and standards organizations enables us to contribute to the development of next-generation optical interconnect specifications, stay aligned with emerging trends, and position our technology within the broader ecosystem of interoperable solutions.

Palomino’s near term go-to-market strategy is planned to include the following initiatives: (a) continued partnering with UCSB as well as our continued partnership with Solid State Lighting & Energy Electronics Center (SSLEEC) for prototype development, (b) the ability to demonstrate 100 Gbps optical link performance using 8x8 microLED arrays, with ongoing performance validation, (c) pursue joint development agreements (JDAs) with data center operators and AI hardware vendors to align product design with end-user requirements, (d) engage in pilot deployments with AI hardware vendors and data centers, and (e) transition to volume manufacturing through partnerships with qualified foundries and outsourced semiconductor assembly and test (OSAT) providers. Palomino’s optical hardware solutions are expected to be sold through a hybrid go-to-market strategy that will include both direct sales and strategic distribution partnerships. For large-scale customers such as AI server manufacturers, hyperscale data centers, and advanced computing integrators, we plan to offer direct engagement to support customized integration, design collaboration, and performance optimization. At the same time, we anticipate being able to leverage a network of specialized distributors and ecosystem partners to broaden our market reach, accelerate adoption, and provide localized technical support. We believe this dual-channel approach will ensure flexibility, responsiveness, and scalability in bringing our microLED-based optical solutions to market.

Environmental Considerations

We are committed to sustainable operations and full regulatory compliance with all applicable federal, state, and local environmental standards. Our cleanroom operations and hazardous material handling will be managed by qualified third-party providers who adhere to industry best practices and maintain strict compliance with all relevant regulations.

We are not subject to any federal, state or local environmental laws or regulations concerning our products and we do not require any license to operate.

Employees

As of December 31, 2025, we had 5 full time employees, no part-time employees, and 13 consultants. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Available Information

We file annual, quarterly, and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

Item 1A. RISK FACTORS

Investing in our common shares involves a high degree of risk. An investment in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of development and commercialization of our optical communications and photonics technology. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and Part II, Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any documents incorporated in this Annual Report by reference, before deciding whether to invest in our common shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects and could cause them to differ materially from the estimates described in forward-looking statements in this Annual Report. In such an event, the market price of our common shares could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Certain statements below are forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Risks Related to Our Business and Industry

Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.

The United States or foreign governments may enact changes in trade policies that could adversely impact our ability to source and sell products internationally. For example, the U.S. government has recently imposed and/or threatened tariffs on a broad range of imported goods, particularly those from China, in response to perceived unfair trade practices. In retaliation, the Chinese government has imposed significant tariffs on certain U.S. products.

We may rely on global supply chains for certain components and products used in our operations, including goods sourced from China. Governmental actions affecting international trade, such as the imposition of tariffs, quotas, export restrictions, or other trade barriers—particularly between the United States and China—could materially increase our cost of goods, delay shipments, or disrupt supply chains. In recent years, the U.S. government has imposed, and continues to consider, significant tariffs and trade restrictions on a broad range of imports from China in response to perceived unfair trade practices. In turn, China and other affected countries have implemented retaliatory measures.

Although we cannot predict future actions regarding tariffs, export restrictions, or other trade barriers—nor the products or countries that may be affected—the global trade environment remains dynamic and uncertain. Such developments could materially affect our operations, particularly if significant tariffs or restrictions are placed on goods imported from China.

While we have the ability to source certain products from alternative regions such as South Korea and Taiwan, such alternatives may not fully offset the impact of sudden or widespread trade disruptions. Further escalation of trade tensions or regulatory restrictions could adversely affect our business, financial condition, and results of operations.

We operate in the optical communications and photonics segments of the semiconductor industry, which are cyclical and subject to significant downturns.

The markets in which we operate — including optical transceivers and photonics components for high-performance computing and data center applications — are subject to cyclical trends and rapid technological evolution. These segments of the semiconductor industry are characterized by constant product innovation, evolving standards, compressed product lifecycles, and fluctuations in customer demand and capital spending. In addition, intense pricing pressure and the risk of product obsolescence may lead to inventory write-downs, margin compression, and declining average selling prices. Periods of weak demand in AI infrastructure, hyperscale data centers, or broader semiconductor markets may result in excess capacity and reduced profitability for companies like ours. If we are unable to respond swiftly to such downturns by adjusting our cost structure, R&D priorities, or go-to-market strategies, our revenue, gross margins, liquidity, and overall financial performance could be materially and adversely affected.

Our revenue growth and gross margin are substantially dependent on our successful development and commercialization of new optical transceiver products based on our proprietary microLED technology.

Maintaining or growing our revenue may depend, among other things, on our ability to timely develop and introduce new products that address evolving customer requirements for performance, energy efficiency, integration, and cost-effectiveness in the data center, AI infrastructure, and high-performance computing markets. Failure to introduce new products at sufficient volumes or on schedule could materially and adversely affect our revenue growth.

The development and commercialization of optical transceiver modules is a complex process involving advanced gallium nitride (GaN) semiconductor materials, microLED device architectures, packaging integration, and system-level performance validation. We have experienced, and may continue to experience, delays or setbacks in product development or ramping manufacturing capacity. Our ability to successfully develop products depends on various factors, including accurate anticipation of customer needs and evolving technical standards; availability of skilled engineers and manufacturing capabilities; design and production yield performance; customer acceptance of our technology; protection of our intellectual property; and securing licenses for third-party technologies when necessary.

New product development cycles in our industry typically span over one year and require substantial investment in R&D, engineering, and commercialization efforts, with potential delays before return on investment is realized. Failure to anticipate or respond promptly to technological shifts or competitive innovations could result in loss of design wins, declining market share, reduced gross margins, and adversely impact our ability to sustain or grow revenue.

The outcome of any litigation in which we are involved in is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.

From time to time, we may be a party to certain litigation matters. Any such disputes, litigations, investigations, administrative proceedings or enforcement actions may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments, loss of contractual or other rights, injunctions or other limitations on the operation of our business or other material harm to our business.

We may fail to successfully acquire or integrate new businesses, products, and technology, and we may not realize expected benefits, resulting in harm to the business.

We intend to grow our business through acquisitions of complementary companies, products, or technologies that align with our strategic goals. However, identifying suitable acquisition targets can be challenging, costly, and time-consuming, and we may not always be able to successfully complete such transactions. Moreover, acquisitions could divert management’s attention from core operations, potentially impacting our business performance.

Even if acquisitions are completed, successfully integrating new organizations, products, technologies, and employees is complex and may not achieve anticipated benefits or synergies. Potential unknown issues such as product quality deficiencies, regulatory compliance gaps, or intellectual property risks—undetected during due diligence—could arise post-acquisition. Addressing such issues may be costly and time-consuming, potentially adversely affecting our financial condition and operations.

Acquisitions may also introduce unanticipated expenses, liabilities, and operational complexities, including compliance challenges under regulations such as the Sarbanes-Oxley Act. There is no assurance that acquisitions will improve profitability or cash flow, and failure to realize expected benefits could harm our business and financial results.

System security and data breaches, cyber-attacks and other related cyber security incidents could disrupt our internal operations and/or supply chain, result in the loss of our, our customers’, and our suppliers’ proprietary and confidential information, adversely impact our reputation and business, and result in potentially significant expenses, costs, liabilities and other negative consequences, any or all of which could adversely affect results of operations and our stock price.

Despite implementing security measures, we are subject to risk of attack from malicious threat actors, which could include agents of organized crime or nation-state or nation-state supported actors. We manage and store various proprietary information and sensitive or confidential data relating to our business and our employees. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties. Unauthorized insiders and/or third-party threat actors may be able to penetrate our security measures, evade our controls, or exploit vulnerabilities in our systems or our third-party providers’ systems and misappropriate or compromise our, our customers’ or our suppliers’ proprietary and confidential information, including intellectual property and personal information of our current and former employees, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, phishing attempts, ransomware, and other malicious software that attack our websites, computer systems, access to critical information, products, or otherwise exploit security vulnerabilities. The sophistication, scale and frequency of cyber-attacks has continued to increase and evolve at a rapid pace, and the risk of attack may be heightened when our employees are working remotely. Artificial intelligence and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased due to ongoing geopolitical tensions with China or incidents, such as the war in Ukraine or the Israel-Hamas war. Our prioritization of security measures and remediation of known vulnerabilities may prove inadequate and we may be unable to anticipate or protect against attacks. If an incident occurs, we may be unable to detect it for an extended period of time.

Any breach of our security measures or the loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, our suppliers or our employees, including the potential loss or disclosure of such information or data, could result in numerous risks and adverse consequences. Such consequences include remediation costs, litigation and potential liability for us, including as a result of U.S. or foreign governmental investigations or enforcement actions, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, damage to our brand and reputation, the loss of sales and customer or supplier relationships, negative impacts to our employee recruiting and retention, loss of intellectual property protection, risk of inadequate insurance coverage and increased insurance premiums, and numerous other financial, legal and business risks, any or all of which could harm our business, financial condition and results of operations and result in significant stock price volatility. In addition to our own systems, our business also is reliant upon the security of various third parties in our supply chain, and any breach of their systems and securities could result in our being subjected to the numerous risks and adverse consequences noted above.

Because we operate a fabless business model, we may not be eligible for certain U.S. government incentives and tax credits offered to promote domestic semiconductor production.

From time to time, governments may provide subsidies or make other investments that could give competitive advantages to certain semiconductor companies. For example, in 2022, the U.S. government passed the Creating Helpful Incentives to Produce Semiconductors & Sciences Act to provide $52.7 billion of funding to U.S.-based semiconductor companies to promote domestic production. Because we operate a fabless business model, we may not be eligible for such incentives from the U.S. government at this time. However, many of our current and future competitors maintain their own fabrication facilities and may secure such funding, which could benefit them in connection with cost, capacity, and technical issues. Additionally, to remain competitive with top talent, we may need to incur additional costs to provide certain additional benefits even though we are not receiving subsidies or other government funding. These competitive pressures could adversely affect our business, financial condition, and results of operations.

We operate in intensely competitive markets. Our failure to compete effectively would harm our results of operations.

The semiconductor industry is extremely competitive. Palomino currently competes with a number of large domestic and international companies in the field of high-performance optical electronic and optical interconnect solutions, some of which have greater financial, technical, and management resources than we do. In addition, efforts to introduce new products into markets with established competitors expose us to additional competitive pressures. Our primary markets include AI servers, data centers, and high-speed optical interconnects, where customer expectations and requirements are rapidly evolving. For example, customers will expect us to provide turnkey system-level solutions and to commit to future roadmaps that entail technical risks.

Some of our competitors may be better positioned to meet changing customer needs and secure design wins. Increasing competition in the markets in which we operate may negatively impact our revenue and gross margins. For example, competitors with greater financial resources may be able to offer lower prices, additional products, services, or other incentives that we may not be able to match.

We may also face discriminatory or anti-competitive practices from our competitors that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business. Additionally, some competitors may use their market power to discourage customers from purchasing our products.

Moreover, many of our competitors operate and maintain their own fabrication facilities, and have longer operating histories, greater brand recognition, larger customer bases, and more extensive sales, marketing, and distribution resources than we do.

Furthermore, the semiconductor industry has experienced significant consolidation in recent years. Such consolidation has altered and may continue to alter the competitive landscape, capabilities, and market shares of industry participants, which could put us at a competitive disadvantage and harm our results of operations.

Costs related to defective products could have a material adverse effect on us.

We are currently developing and will sell highly complex optical transceiver modules and micro-LED-based photonics components, and accordingly, there is a risk of defects in our products. Such defects could lead to significant costs, including customer warranty claims, the cost of replacement products, increased support and service efforts, or loss of customer goodwill. Moreover, since the cost of replacing defective products used in high-value data center or industrial systems is often much higher than the price of the components themselves, we may be subject to claims from customers for damages exceeding the amounts paid to us, including consequential damages.

In addition, because our optical components are typically expected to be integrated into customer systems that support mission-critical applications such as data center infrastructure, high-performance computing, or medical imaging equipment, any malfunction or defect in our products that contributes to the failure of these systems could expose us to liability claims, reputational harm, or the loss of future business. Our customers may be required to recall or replace their end-products if a defect is traced back to our components, and in such cases, they may seek indemnification or cost-sharing from us. If such product issues arise in high-volume or high-stakes markets, we could incur substantial expenses and reputational damage. Any such defect-related costs could materially and adversely affect our business, results of operations, and financial condition.

If we fail to maintain effective internal control over financial reporting, or if we identify material weaknesses in the future, our ability to produce accurate and timely consolidated financial statements could be impaired, which may adversely affect investor confidence in our company and the value of our securities.

We have not yet fully developed or maintained an effective control environment that meets the requirements of Section 404 of the Sarbanes-Oxley Act. Our limited resources, lack of sufficient personnel with appropriate expertise in U.S. GAAP and SEC reporting requirements, and evolving internal processes have contributed to material weaknesses in our internal control over financial reporting.

If our remediation efforts are insufficient or if we identify additional material weaknesses in the future, our ability to record, process, and report financial information accurately and on a timely basis could be adversely affected. Any such failure could result in misstatements in our consolidated financial statements, delays in required filings, loss of investor confidence, potential delisting from a securities exchange, and a decline in the market price of our securities.

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise, which make our prospects hard to evaluate. Any evaluation of our business and our prospects must be considered in light of the uncertainties, problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. Many of these factors are beyond the control of our management. If we are unable to achieve profitability, we may be unable to continue our operations.

We have limited access to the capital markets and even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the recent past for unprofitable companies such as ours. In addition, it is generally difficult for development stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables in market conditions that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected. If we are able to secure future financing, it may be done on terms that are potentially dilutive to you.

We may, in the future, seek to enter into collaborations with third parties for the development and commercialization of our technologies. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

Given our current early stage of development, we may in the future seek collaborations with academic institutions, component manufacturers, or other players in the optoelectronics sector to advance the commercialization of our microLED-based interconnect platform. If we fail to enter into suitable agreements, or if such collaborations are not successful, we may be unable to leverage external resources to further our product development and commercialization efforts.

With both our existing license agreement and any future collaborations, we will have limited control over how much and when collaborators commit resources, set development timelines, or choose technology directions. As a result, our ability to derive value from these arrangements depends heavily on the collaborators’ ability to perform their assigned responsibilities.

Collaborations may expose us to the following risks:

●	Collaborators may devote fewer resources or less effort to the project than we expect;
●	Collaborators may suspend or terminate development due to internal strategy shifts, lack of funding, or external events such as mergers and acquisitions;
●	Collaborators may delay prototyping, halt development plans, or require changes in our designs that increase cost or time;
●	Collaborators may independently develop or co-develop competing technologies if they perceive better commercial potential;
●	Even if they hold distribution rights, collaborators may not dedicate sufficient resources to market our products;
●	Collaborators may mishandle or inadequately protect our IP, or misuse proprietary information, exposing us to litigation or loss of rights;
●	Disputes with collaborators could delay or terminate projects and drain our resources;
●	If agreements are terminated, we may be forced to continue development alone, assuming all associated costs.

As a result, our current or future collaborations may fail to advance our platform efficiently or at all. If a collaborator undergoes a major business change—such as a merger or restructuring—they may reduce or cease focus on our projects, potentially harming our business, financial condition, results of operations and future prospects.

Moreover, if a collaboration is terminated, we may have to independently fund pre-commercialization efforts, handle marketing, or defend IP—any of which could alter our business strategy and materially impact our financial and operational trajectory.

Our products are in the early stages of development.

Our products are at an early development stage. Further laboratory testing, engineering validation, and specific qualification processes will be required before our products can be commercially launched. Adverse or inconclusive results from pre-commercial testing or qualification procedures may substantially delay or halt the further development or commercialization of one or more of our products.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities and/or secure a sales and marketing partner, we may not successfully commercialize our products.

We do not have direct experience in sales or marketing. To commercialize our products, if and when they are ready for market, we must build our marketing, sales, managerial, and other non-technical capabilities or make arrangements with third parties to perform these functions, which may not be successful. Despite the technical expertise of our leadership team, we have limited experience as a company in sales and marketing, especially in the semiconductor and optoelectronic markets. Building and managing a sales organization involves significant challenges, including hiring, retaining, and incentivizing qualified personnel, generating sales leads, providing adequate training, and managing a geographically dispersed team.

In addition, we may not be able to enter into collaboration agreements with sales and marketing partners on acceptable terms or at all. Even if such partnerships are formed, we may have limited control over the sales, marketing, and distribution activities of third parties. Our future revenues may heavily depend on these partners’ efforts. If we choose to build our own sales and marketing infrastructure, we may not achieve a positive return on this investment. Furthermore, we must compete with established, well-funded semiconductor and technology companies to recruit, hire, and retain skilled sales personnel.

Factors that may inhibit our commercialization efforts without strategic partners include:

●	Our inability to recruit and retain sufficient, effective sales and marketing personnel;
●	Challenges for sales personnel in accessing or persuading target customers such as hyperscale data center operators, AI system integrators, and semiconductor OEMs;
●	The absence of a broad product portfolio, which may place us at a competitive disadvantage relative to companies with more extensive offerings; and
●	Unanticipated costs and expenses associated with developing an independent sales and marketing organization.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market, or sell our products or successfully manage our business.

Competition for highly qualified personnel in our industry, particularly for employees with technical backgrounds, is intense. Some companies in our industry have adopted flexible remote work arrangements providing more flexibility than ours that further increase competition for talent. Accordingly, we expect competition for qualified personnel to intensify because there are only a limited number of individuals in the job market with the skills that we require. There also is a risk that changes in immigration laws and regulations, or their administration or enforcement, can impair our ability to attract and retain qualified engineering personnel. In the U.S., where a significant portion of our research and development teams are located, tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the U.S. may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the U.S., additionally limiting the pool of available talent. There are significant costs to the Company associated with attracting and retaining qualified personnel in key technology positions. Recruiting and employee costs, such as cash and stock-based compensation, have increased relative to historic levels and may continue to increase, which could adversely affect our results of operations. Further, the loss of the services of key personnel or our inability to hire new personnel with the requisite skills or to assimilate talent could restrict our ability to develop new products or timely enhance existing products, sell products to our customers, or manage our business effectively.

We are currently dependent upon our only key executives.

Our success depends, in part, upon the continued services of the key members of our management. Our executives’ knowledge of the market, our business and our Company represents a key strength of our business, which cannot be easily replicated. The success of our business strategy and our future growth also depend on our ability to attract, train, retain and motivate skilled managerial, sales, administration, development and operating personnel.

We may have conflicts with our partners that could delay or prevent the development or commercialization of our product.

We may have conflicts with our partners, such as disputes concerning the interpretation of technical milestones, ownership of jointly developed intellectual property, fulfillment of development obligations, payment for services, or the interpretation of contractual terms. If conflicts arise, a partner may act in a manner that is contrary to our business interests. Any such disagreement could result in one or more of the following outcomes, each of which could delay or prevent the development, commercialization, or deployment of our technology solutions and, in turn, negatively impact our ability to generate revenue.

Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our products, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; and attempts by either party to terminate the agreement.

Such outcomes could materially impact our operations, delay our go-to-market strategy, or harm our reputation with future partners or customers.

Risks Related to Our Intellectual Property

We may incur liabilities for claims of intellectual property infringement relating to our products.

The semiconductor industry is generally subject to frequent litigation regarding patents and other intellectual property rights. In the future be we may be subject to claims that we have breached, infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe upon others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim.

In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships and diversion of management’s attention and resources.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

Our future success and ability to compete is dependent in part upon our protection of our proprietary information and technology through patent filings, enforcement of agreements related to intellectual property and otherwise. We cannot be certain that any patents we apply for will be issued or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors may also be able to design around our patents. Similarly, counterparties to our intellectual property agreements may fail to comply with their obligations under those agreements, requiring us to resort to expensive and time-consuming litigation to protect our rights, which may or may not be successful. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology or may need to expend significant resources in defending our rights.

In addition, we rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. While we enter into confidentiality agreements with employees and other parties to protect this information, we cannot be sure these agreements will be adequate or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Patent litigation is expensive and our ability to enforce our patents and other intellectual property is limited by our financial resources and subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, unenforceable, or licensed to the party against whom we assert a claim. Our assertion of intellectual property rights could also lead to counterclaims, which is a frequent occurrence in such litigations.

Certain of our products will incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties.

If the license to such technology that we currently hold with UCSB becomes unavailable or the terms on which it is available becomes commercially unreasonable, or if we are unable to acquire or license necessary technology for our products in the future from UCSB or other entities, our business could be adversely affected.

We will sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with these markets at times depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive.

If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share and our revenue and results of operations could materially decline.

In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses which could result in substantial unanticipated costs or delays in developing substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have an adverse effect on our financial condition and results of operations.

Our ability to protect and enforce our patents any patents we may obtain does not guarantee that we will secure the right to commercialize such patents.

A patent is a limited monopoly right conferred upon an inventor, and his or her successors in title, in return for the making and disclosing of a new and non-obvious invention. This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his or her invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention, where other permissions may be required for permissible commercialization to occur. Further, the invention, even if patented itself, cannot be commercialized if it infringes the valid patent rights of another party.

Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.

We rely on patent protection, in some cases trade secrets, unpatented proprietary know-how, and continuing technological innovation to preserve our competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We may not be able to develop patentable products with acceptable patent protection. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

We may not be able to prevent third parties from infringing or using our intellectual property, and the parties from whom we may license intellectual property may not be able to prevent third parties from infringing or using the licensed intellectual property. We plan to control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite efforts to protect this proprietary information, unauthorized parties may obtain and use information that we may regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to these technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend significant resources to protect our interests from possible infringement by others.

If we or our third-party suppliers are found to be infringing patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain licenses to continue the development or sale of our products, and/or pay damages.

As the semiconductor and optoelectronics industries rapidly evolve, and more patents are issued, the risk increases that our or our suppliers’ manufacturing processes and potential products may give rise to claims that they infringe patents, trademarks, copyrights, trade secrets, or other intellectual property rights of others. Although we have reviewed certain third-party patents that we believe may be relevant to our microLED-based optical transceiver technology and products, we have not conducted a comprehensive freedom-to-operate search or analysis, and may be unaware of patents or pending applications that, if granted, could block us from commercializing our technology or products.

Therefore, we cannot guarantee that our products or commercialization activities do not and will not infringe any third party’s intellectual property. From time to time, we may be notified of claims that we or our suppliers infringe third-party intellectual property rights, including from potential competitors. We cannot assure that others will not pursue infringement claims against us or the third-party technologies we license in the future. If found to infringe, or if we fail to obtain or renew licenses under third-party patents or intellectual property rights, we may be required to pay damages. Other parties may also seek legal action to enjoin clinical testing, manufacturing, or marketing of affected products or processes.

If such actions succeed, we may be required to obtain licenses to continue testing, manufacturing, or marketing, but required licenses may not be available on acceptable terms or at all. Litigation outcomes are uncertain and may consume significant financial resources and personnel efforts. Litigation involving our suppliers could also hinder product development and commercialization.

Moreover, rights granted under licensing agreements may not provide us with a competitive advantage. Enforcement of patent rights is costly and may fail. Others may independently develop similar or superior technologies, or our technology may infringe others’ patents. Therefore, patents licensed or held by us may not afford meaningful competitive advantages. Our confidentiality agreements may also fail to protect proprietary information adequately. Failure to maintain our intellectual property rights could materially harm our business, financial condition, and results of operations.

Other parties may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our semiconductor products.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties in the semiconductor and optoelectronics industries. The development, manufacture, use, and sale of new semiconductor and optoelectronic products are frequently subject to substantial patent litigation. Such disputes often relate to the validity and alleged infringement of patents or proprietary rights held by others.

Third parties, including semiconductor companies, research institutions, or universities, may have filed patent applications or obtained patents that cover technologies relevant to our microLED-based optical transceivers or other platform technologies. Existing or future patents held by others may contain claims that could cover our products or technology.

We expect to face infringement claims from time to time in the ordinary course of business, and third parties may assert claims against us regarding our current or future products or licensed technologies. Any such claims or litigation could require us to:

●	cease or delay the manufacturing, use, or sale of products incorporating or made with the challenged intellectual property;
●	pay damages; or
●	enter into licensing or royalty agreements, which may not be available on acceptable terms or at all.

Regardless of the outcome, any litigation or administrative proceedings could delay product development and commercialization, incur substantial costs, and divert significant management and technical resources.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

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

Risks Relating to Our Common Stock

The price of our Common Stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our Common Stock include:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of our products;

●	success of our competitors in commercializing products;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	U.S. or foreign regulatory actions affecting us or our industry;

●	sales of our Common Stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by natural disasters; and

●	issuance of new or changed securities analysts’ reports or recommendations regarding us.

In addition, the stock markets in general have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may negatively impact the price or liquidity of our Common Stock. In the past, when the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

If our existing stockholders exercise warrants or sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the price of our Common Stock could decline. The perception in the market that these sales may occur could also cause the price of our Common Stock to decline.

In the future, we may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of the then current stockholders. We are authorized to issue an aggregate of 300,000,000 shares of Common Stock, par value $0.0001 per share. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with the capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

Our Common Stock may be deemed a “penny stock” which may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our Common Stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The sales practice requirements of the Financial Industry Regulatory Authority’s (“FINRA”) may limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for and price of our Common Stock.

Our operating results for a particular period may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause the price of our Common Stock to fluctuate or decline.

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to future development plans;

●	changes in the cost or availability of key raw materials, wafers, substrates, components, and outsourced manufacturing services;

●	inability to obtain sufficient quantities of wafers, substrates, components, or manufacturing capacity from our suppliers on acceptable terms and timelines;

●	level of customer demand for our products and the timing of commercialization and market adoption;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	regulatory developments affecting us, our suppliers, or our competitors; and

If our operating results for a particular period fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our Common Stock to fluctuate substantially. We believe that comparisons of our financial results from various reporting periods are not necessarily meaningful and should not be relied upon as an indication of our future performance

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development and commercialization of our photonics business. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future therefore capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The Company qualifies as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make the Common Stock less attractive to investors.

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plan to and do rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: (1) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements; (3) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements and proxy statements; and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and the market price of the Common Stock may be more volatile.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

We will implement a cybersecurity program in the future. The program will be aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information, and will be designed to detect and mitigate risks from cybersecurity threats to our data and our systems. Central to our future cybersecurity efforts will be a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity program, we will adopt the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF 2.0”) as a guiding principle. It is important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment and management processes and does not equate to compliance with any specific technical standards or requirements.

The key components of our future cybersecurity program will include:

●	conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure;
●	a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;
●	engagement with external service providers to evaluate, enhance, or support our security measures; and
●	an incident response plan outlining specific procedures for managing cybersecurity incidents;

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board of Directors which has a key role in the oversight of cybersecurity and related technology risks. The Board of Directors is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Board of Directors will receive regular updates from management on the state of cybersecurity risks facing the Company. This includes briefings on any significant cyber incidents and ongoing risk management efforts.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Chief Executive Officer. This team will be at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach will include regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

Item 2. PROPERTIES.

Palomino is headquartered at 130 Castilian Drive, Suite 102, Goleta, California 93117. On November 26, 2025, the Company entered into a lease agreement for approximately 2,754 square feet of office space (the “Castilian Lease”). The Castilian Lease commenced on January 1, 2026 and expires on December 31, 2028 (with an option to extend for one 36 month term). The Castilian Lease has a term of 36 months. Monthly rent under the Castilian Lease is $6,058 for months 1 through 12, $6,241 for months 13 through 24, and $6,428 for months 25 through 36.

The Company believes that its current office facilities are adequate for its immediate and near-term operational needs.

Item 3. LEGAL PROCEEDINGS.

We have no knowledge of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is not currently, and there has never been, any market for any of our Common Stock. Our Common Stock is not eligible for trading on any national securities exchange and are not quoted for sale on any over-the-counter markets, including the OTCQB.

Holders

As of December 31, 2025 there were 128 holders of record of our Common Stock.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products and implement our business plan. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Recent Sales of Unregistered Securities

Immediately following the effective time of the Merger, we issued, in the first closing of the private placement offering, 5,344,623 units (the “Units”), for an aggregate purchase price of $8,016,937, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the common stock is admitted for trading or listed on an approved market at an exercise price of $1.50 per share (such shares of common stock issuable upon the exercise of the warrants, the “Warrant Shares”). The private placement offering is referred to herein as the “Offering.”

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

The Company completed two additional closings of the Offering, pursuant to which it issued an aggregate of 1,159,394 Units for gross proceeds of $1,739,091, at a purchase price of $1.50 per Unit, and incurred equity issuance cost of $230,951, resulting in net proceeds of $1,508,140. In connection with these additional closings, the Company also issued 1,159,394 Warrants.

Conversion of SAFE notes

At the initial closing of the Offering, the $1,845,000 aggregate amount of outstanding SAFEs automatically converted (the “SAFE Conversion”) into Units at a conversion price of $1.20 per share, or 1,537,501 shares of common stock. The SAFE holders also received 1,537,501 Warrants to purchase 1,537,501 shares of common stock. Upon the SAFE conversion, the Company recorded the last fair market value adjustment of $219,952. $2,306,098 was recognized in additional paid-in capital upon the SAFE Conversions. The SAFE Warrants were determined to be equity-classified.

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Throughout this section, unless otherwise noted, “we,” “us,” “our,” “Company” and similar terms refer to Palomino Laboratories Inc. prior to the closing of the Merger, and to the Company after the closing of the Merger. Following is a discussion and analysis of our financial condition and results of operations. You should read the following together with our consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Annual Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

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

On September 29, 2025, Unite Acquisition 3 Corp.’s wholly owned subsidiary, Palomino Acquisition Co., a Delaware corporation formed in the State of Delaware on August 19, 2025 (“Merger Sub”), merged with and into Palomino Laboratories, Inc., a privately held Delaware corporation (prior to the merger, “Private Palomino”). Pursuant to this transaction (the “Merger”), Private Palomino was renamed to Rhino Subsidiary Inc. and became the Company’s wholly owned subsidiary and all of the outstanding stock of Private Palomino was converted into shares of the Company’s common stock, par value $0.0001 per share. As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Palomino Laboratories Inc.

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

The sole holder of common stock of the Company prior to the Merger, Lucius Partners, retained 4,000,000 shares of common stock after the Merger, following cancellation of 1,000,000 shares of common stock. The merger agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. The Company operates in a single reportable segment. All revenues, expenses, and assets are reflected on a consolidated basis. Accordingly, no additional segment disclosures are required under Accounting Standards Codification (ASC) 280, “Segment Reporting.

Recent Developments

Leases (Operating Lease)

Subsequent to December 31, 2025, the Company entered into a lease agreement for approximately 2,754 square feet of office and laboratory space located in Suite 102 at 130 Castilian Drive, Goleta, California (the “Castilian Lease”). The Castilian Lease commenced on January 1, 2026 and expires on December 31, 2028, with an option to renew for an additional 36-month term. The Company expects to recognize a right-of-use asset and corresponding lease liability upon lease commencement in accordance with ASC 842. No amounts related to this lease have been recognized in the accompanying consolidated financial statements as of December 31, 2025, except for prepaid rent and a security deposit of $9,253 each, recognized under prepaid expenses and other assets in the consolidated balance sheets.

The Company is currently assessing the impact of ASC 842, Leases, and expects to recognize a right-of-use asset and corresponding lease liability upon lease commencement.

Stock option grants

In January, February and March of 2026, the Company granted 515,000 stock options and 150,000 restricted common awards to various employees and consultants. The Company is currently assessing the impact of the stock option and restricted common award grants.

Emerging Growth Company and Smaller Reporting Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a Company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Until the Company is considered to be an emerging growth company, the Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

The Offering

Immediately following the effective time of the Merger, we issued, in a private placement offering, 5,344,623 Units, for an aggregate purchase price of approximately $8,016,937 at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a Warrant Share.

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

Subsequent to the initial offering, there were two additional closings of the private placement offering, 1,159,394 Units, for gross proceeds of $1,739,091 at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the final Closing of the Offering at an exercise price of $1.50 per share. 1,159,394 Warrants were issued in connection with these additional closings.

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

Since the Company’s inception in 2023, it has devoted substantially all of its efforts and financial resources to building the organization, including raising capital, organizing and staffing the company, business planning, and providing general and administrative support for these operations. Prior to the merger, the Company has funded its operations primarily with proceeds from the sale and issuance of SAFE Notes. From inception through December 31, 2025, the Company raised aggregate net proceeds of $1.8 million from the issuance and sale of Simple Agreement for Future Equity (SAFE) Liabilities.

During the years ended December 31, 2025 and 2024, the Company’s net losses were $3,163,196 and $16,198, respectively. Substantially all of its net losses have resulted from costs incurred from general and administrative costs associated with our operations.

The Company believes that its existing cash and cash equivalents balance along with proceeds from private placement in October 2025 will be sufficient to support operations for at least one year from the issuance date of these consolidated financial statements.

The Company expects to incur additional losses and negative operating cash flow for the foreseeable future as it continues to hire additional personnel, protects its intellectual property and grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan. Financing activities may include, but are not limited to, public or private equity offerings, debt financings, or other sources. Such activities are subject to significant risks and uncertainties.

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

Results of Operations

The year ended December 31, 2025, compared to the year ended December 31, 2024

	Years Ended December 31,
	2025	2024	$ Change
Operating expenses:
General and administrative	$2,702,834	$6,123	$2,696,711
Total operating expenses	2,702,834	6,123	2,696,711
Loss from operations	(2,702,834)	(6,123)	(2,696,711)
Other income:
Change in fair value of SAFE notes	(461,252)	(13,550)	(447,702)
Interest income	890	3,475	(2,585)

Net loss	$(3,163,196)	$(16,198)	(3,146,998)

General and Administrative Expenses

General and administrative expenses were $2,702,834 for the year ended December 31, 2025, compared to $6,123 in for the year ended December 31, 2024. The increase was primarily due to the increase in stock compensation expense due to issuance of restricted stock to the chief executive officer and director and various consultants of $1,441,823, increase in professional fees to assist the Company with public company readiness of approximately $493,674, University of California commitment to the engineering department of approximately $233,333 and increase in payroll expenses related to the chief executive officer, and other employees of approximately $365,724.

Change in fair value SAFE notes

We recognized a change in fair value of $461,252 related to the SAFE Notes for the year ended December 31, 2025 versus $13,550 for the year ended December 31, 2024. This change was mainly attributable to an increase in value given the conversion of the SAFE notes upon the success completion of the Merger.

Interest Income

For the year ended December 31, 2025, and 2024, Company recognized $890 and $3,475, respectively, of interest income related to certain cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

We incurred net losses and negative cash flows from operations since inception. Through December 31, 2025, we primarily funded our operations through the sale and issuance of SAFE notes, and issuance of common stock through the private placement. Our current capital resources, consisting of cash and cash equivalents, are expected to be sufficient to fund operations for at least the next twelve months from the issuance date of our consolidated financial statements. Our future viability depends on our ability to generate cash from operating activities or to obtain additional capital to finance our operations. There can be no assurance that we will be able to secure sufficient funding on acceptable terms, or at all, to continue our operations.

Cash flows for the year ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(1,284,949)	$(4,870)
Net cash provided by financing activities	9,271,737	-
Net increase (decrease) in cash and cash equivalents	$7,986,788	$(4,870)

Operating Activities

Net cash used in operating activities was $1,284,949 for the year ended December 31, 2025. Cash used in operating activities reflected our net loss of $3,163,196 and changes in operating assets and liabilities of $24,828 which was offset by non-cash charges of $461,252 related to the change in fair value of SAFE notes, $1,441,823 of stock-based compensation.

During the year ended December 31, 2024, cash used in operating activities was $4,870. Cash used in operating activities reflected our net loss of 16,198 and changes in operating assets and liabilities of $2,222, which was offset by non-cash charges of $13,550 related to the change in fair value of SAFE notes.

Financing Activities

During the year ended December 31, 2025 cash provided by financing activities primarily relates to issuance of SAFE notes resulting in proceeds of $1,695,000, issuance of common stock and warrants in the Offering resulting in proceeds of $9,756,028, offset by the payment of transaction costs of $1,826,953 and the repayment of LPOF note of $349,218.

There were no financing activities for the year ended December 31, 2024.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Critical Accounting Policies and Significant Judgements and Estimates

Management’s discussion and analysis of Company’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires Company to make estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in its consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Company bases its estimates on historical experience and on various other factors that Company’s management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While Company’s significant accounting policies are described in more detail in Note 2 to its consolidated financial statements included elsewhere in this document, Company believes that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on its financial condition or results of operations.

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

This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s consolidated statements of operations. The SAFE notes converted into common stock in connection with the Merger.

The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes will convert into preferred stock; (ii) a liquidity event where the SAFE notes will convert into the greater of the cash-out amount or amount payable on the number of shares of common stock equal to the purchase amount divided by the liquidity price and (iii) a dissolution event where the SAFE notes holders will receive a portion of the cash payout. There were no issuance costs incurred related to the SAFE note issuances during the years ended December 31, 2025 and 2024.

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. For share-based awards with performance conditions, the Company recognizes compensation when the performance condition is met. For share-based awards with accelerated provisions upon change in control, the Company recognizes the compensation expense when a change in control event occurs. The Company classifies share-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The share-based compensation is recorded in general and administrative expense in the consolidated statement of operations. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards comprise of restricted stock awards (RSA), fair value of which is measured based on the grant-date fair value of the restricted stock awards.

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

Recent Accounting Pronouncements

See Note 2 to Company’s consolidated financial statements found elsewhere in this document for a description of recent accounting pronouncements applicable to its consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025. Refer to Note 6, “Related Parties” of the consolidated financial statements contained elsewhere in this annual report, for disclosure of our related party transactions.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited consolidated financial statements of Palomino Laboratories Inc. as of December 31, 2025, are appended to this Annual Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Jeffrey Shealy, President and Chief Executive Officer (Principal Executive Officer) and Jason Tu, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Jeffrey Shealy, President and Chief Executive Officer (Principal Executive Officer) and Jason Tu, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, primarily due to the lack of separation of duties due to a small staff, our senior management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2025, management consisted of Jeffrey Shealy, President and Chief Executive Officer (Principal Executive Officer), Jason Tu, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer), Steven DenBaars, Director, and Richard Ogawa, Director and Secretary. Current management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of majority of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Jeffrey Shealy, President and Chief Executive Officer (Principal Executive Officer) and Jason Tu, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer) in connection with the review of our consolidated financial statements as of December 31, 2025.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of majority of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors and Executive Officers

The following table sets forth certain information as of the date of this Annual Report concerning our directors and executive officers:

Name	Age	Position

Jeffrey B. Shealy, MBA, PhD	57	Co-Founder, President Chief Executive Officer and director

Jason Tu	31	Chief Accounting Officer and Treasurer

Prof. Steven Den Baars, PhD	63	Co-Founder and Director

Richard Ogawa, JD	63	Director and Secretary

Jeffrey B. Shealy is our Founder, President and Chief Executive Officer, as well as one of our directors. He has over 25 years of experience in Group III–Nitride nanomaterials and device technologies, including GaN-based electronics and optoelectronic applications such as microLEDs. Mr. Shealy was a co-founder and chief executive officer of Akoustis Technologies, Inc. from May 2014 until July 2024. He previously held the position of Vice President and General Manager at RF Micro Devices, Inc. (“RFMD”) (now Qorvo, Inc.) from October 2001 until May 2014. Earlier in his career, Mr. Shealy was a Howard Hughes Doctoral Fellow and spent seven (7) years with Hughes Electronics at Hughes Research Laboratories (now HRL Laboratories, LLC) and Hughes Network Systems (now Hughes) where he worked on advanced semiconductor materials and devices. He also founded RF Nitro, a GaN-RF power amplifier company, which was acquired by RFMD in 2001. Mr. Shealy holds an M.B.A. degree from Wake Forest University, Master of Science and Doctorate degrees in Electrical and Computer Engineering from University of California at Santa Barbara (“UCSB”), and a Bachelor of Science degree in Electrical and Computer Engineering from North Carolina State University.

Jason Tu is a finance and business professional with over a decade of experience guiding technology companies through critical growth stages, including IPO readiness, strategic finance, and capital planning. He has served as Finance Lead at d-Matrix Corporation since March 2024, where he drives company-wide financial planning, forecasting, and strategic analysis to support executive decision-making and long-term growth. From January 2022 to March 2024, Mr. Tu served as the Senior Finance Principal at SambaNova Systems, where he developed corporate-wide financial models, implemented KPI frameworks for SaaS operations, and streamlined procurement and reporting processes. Prior to that, from June 2021 to January 2022, Mr. Tu served as Senior Strategic Finance Analyst at Metromile, where he supported the company’s acquisition by Lemonade through due diligence, carve-out modeling, and budget management. Mr. Tu was a Senior Associate in KPMG’s M&A Deal Advisory practice from August 2019 to March 2021, where he conducted financial diligence for private equity and corporate clients, supporting both buy-side and sell-side transactions. Mr. Tu holds dual Bachelor of Science degrees in Finance and Accountancy from Arizona State University, and is a Certified Public Accountant (California, inactive).

Steven P. DenBaars is a Distinguished Professor of Materials and Co-Director of the Solid-State Lighting and Energy Electronics Center at UCSB since 1998. Professor DenBaars joined UCSB in 1991 and currently holds the Mitsubishi Chemical Chair in Solid State Lighting and Displays. He is also a current Board member of Aeluma, a privately held start-up engaged in the manufacture high performance InGaAs sensors. Professor DenBaars was formerly a co-founder and board member of privately held GaN start-up companies, Soraa Inc. and Soraa Laser Diode Inc. Professor DenBaars has been in the compound semiconductor business for over 30 years starting with his prior work at Hewlett-Packard Optoelectronics division in 1988 and involvement in more than two LED companies and one laser diode company. Professor DenBaars’ specific research interests include growth of wide-band gap semiconductors (GaN based), and their application to Blue LEDs and lasers and energy efficient solid state lighting. This research has led to over 1,140 scientific publications and over 190 U.S. patents on electronic materials and devices. He has been awarded an NSF Young Investigator award, Young Scientist Award of the ISCS, IEEE Aron Kressel Award, ISCS Quantum Device Award (2021), and he is an IEEE Fellow. He was elected to the National Academy of Engineering (2012), and elected Fellow of the National Academy of Inventors (2014).

Richard Ogawa, JD is a licensed attorney and has served as a Partner at Ogawa Professional Corporation which he founded in February of 2010. Mr. Ogawa has served as General Counsel or Chief Intellectual Property Officer for experienced start-ups, building companies in both private and public markets in high technology. He has experience in running and growing public companies in the start-up phase and once they are fully capitalized. Prior to founding his corporation, Mr. Ogawa served as General Counsel at Inphi Corporation from January 2013 to April 2021. Mr. Ogawa served as the Chief Intellectual Property Officer at Khosla Ventures Companies from May 2008 to June 2013. Mr. Ogawa holds a Juris Doctor from University of the Pacific – McGeorge School of Law, and a Bachelor of Science in Chemical Engineering from University of California, Davis. Mr. Ogawa is licensed in the state of California. He is also a registered patent attorney with the U.S. Patent and Trademark Office.

Board of Directors

Each of our current directors will continue to serve until the election and qualification of his successor, or his earlier death, resignation, disqualification or removal.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that a majority of directors be independent. However, we currently evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. Under such rules and based on currently available information, our board of directors has determined that none of the members of the board of directors except for Steven DenBaars are independent directors under Nasdaq Listing Rule 5605(a)(2).

Committees of our Board of Directors

We currently have no committees. Rather, the functions typically associated with auditing and other such committees are performed by our board of directors, which currently consists of three members, one of whom is considered independent.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and all employees. The Code of Ethics addresses, among other matters, conflicts of interest and corporate opportunities, fair dealing, record-keeping and public disclosures, compliance with laws and corporate policies, confidentiality and corporate assets, and reporting and consequences of violations. The provisions of the Code of Ethics are intended to reflect current best practices and enhance the Company’s personnel’s understanding of the Company’s standards of ethical business practices, promote awareness of ethical issues that may be encountered in carrying out an employee’s or director’s responsibilities and improve clarity as to how to address ethical issues that may arise.

Item 11. EXECUTIVE COMPENSATION.

Nathan P. Pereira served as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of Unite Acquisition 3 Corp. (“Unite”) from March 10, 2022 until the consummation of the Merger. He was paid $1,000 per month for his services as a director, or an aggregate of $12,000 for the year ended December 31, 2024, and an additional aggregate of $3,000 for the three months ended March 31, 2025. Following the Merger, the Company does not intend to provide its non-employee directors with annual cash compensation. Non-employee directors will be eligible to receive such equity grants or awards up to 50,000 shares of common stock as may be approved by the board in its discretion. Mr. Pereira resigned from all positions with Unite effective as of the closing of the Merger.

Employment Agreements

We entered into employment agreement with Jeffrey Shealy, dated April 4, 2025, for employing him as the President and Chief Executive Officer of Palomino with an effective date of April 14, 2025. Pursuant to this agreement, Mr. Shealy was paid $25,000 per month, on a bi-monthly basis, and 4,000,000 shares of Palomino’s Common Stock, which was previously paid by way of restricted stock purchase agreements dated February 24, 2024 and March 24, 2025. The employment was made “at-will” and either party could terminate the agreement for any reason, with or without, cause or notice. Additionally, Mr. Shealy was required to sign a proprietary information and inventions agreement with customary terms and conditions.

Consulting Agreements

We entered into a consulting agreement with Jason Tu, through J2 Advisory LLC, under which he served as the Chief Accounting Officer of Palomino. Pursuant to this agreement, Mr. Tu was paid $10,000 per month beginning September 30, 2025 and received 41,667 shares of Palomino’s common stock, which were previously issued under a Restricted Stock Purchase Agreement dated July 11, 2025. All 41,667 shares were fully vested as of December 31, 2025. There was a $30,000 balance in accrued expenses as of December 31, 2025, related to unpaid consulting fees for services performed by Mr. Tu. Additionally, pursuant to amended statements of work dated September 30, 2025 and March 11, 2026, Mr. Tu was granted the right to purchase an aggregate of 150,000 shares of the Company’s stock, vesting monthly over a four-year period.

Pension Benefits

We currently do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Director Compensation

We do not currently compensate our directors for acting as such, although we may do so in the future. We reimburse our directors for reasonable expenses incurred in connection with their service as directors.

2025 Equity Incentive Plan

In connection with the Merger, we adopted the 2025 Equity Incentive Plan (the “EIP”), which was effective immediately prior to the consummation of the Merger. The principal purpose of the EIP is to attract, retain and motivate selected employees, consultants and non-employee directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Administration

The EIP will be administered by our board of directors or a committee designated by our board. With respect to grants of awards to our officers or directors, the EIP will be administered by our Board or a designated committee in a manner that permits such grants and related transactions to be exempt from Section 16(b) of the Exchange Act. The plan administrator will have the full authority to select recipients of the grants, determine the extent of the grants, establish additional terms, conditions, rules, or procedures to accommodate rules or laws of applicable non-U.S. jurisdictions, adjust awards, and to take any other action deemed appropriate; however, no action may be taken that is inconsistent with the terms of the EIP.

To the extent permitted by applicable law, the Board may delegate to a committee of one or more officers of the Company the authority to make awards or to take other actions pursuant to the EIP, but in no event shall an officer be delegated the authority to grant awards to, or amend awards held by, individuals who are subject to Section 16 of the Exchange Act, members of the Board, or officers to whom authority to grant or amend awards has been delegated. Any such delegation will be subject to the restrictions and limits that the Board specifies at the time of such delegation, and may be rescinded at any time by the Board.

Available Shares

The 2025 Plan includes a customary “evergreen” provision with respect to the annual increase of the number of shares at the beginning of each fiscal year of the Company of up to the lesser of (i) four percent (4.0%) of the shares of common stock outstanding on the last day of the immediately preceding calendar year or (ii) such number of shares as determined by the administrator.

Any shares covered by an award that is forfeited, canceled, or expires will be deemed to have not been issued for purposes of determining the maximum aggregate number of shares which may be issued under the EIP. Shares that actually have been issued under the EIP pursuant to an award will not be returned to the EIP and will not become available for future issuance under the EIP, other than unvested shares that are forfeited or repurchased by us. In the event any option or other award granted under the EIP is exercised through the tendering of shares (either actually or through attestation), or in the event tax withholding obligations are satisfied by tendering or withholding shares, any shares so tendered or withheld are not again available for awards under the EIP. To the extent that cash is delivered in lieu of shares of common stock upon the exercise of an SAR, then we will be deemed, for purposes of applying the limitation on the number of shares, to have issued the number of shares of common stock which were otherwise issuable upon such exercise. Shares of common stock we reacquire on the open market or otherwise using cash proceeds from the exercise of options will not be available for awards under the EIP.

Dividends

No dividend or dividend equivalent will be paid on any unvested award, although the plan administrator may provide in an award agreement that dividends with respect to unvested portions of awards may accrue and be paid when and if the awards vest and shares are actually issued to the participant.

Eligibility and Types of Awards

The EIP will permit us to grant stock awards, including stock options, SARs (as defined below), restricted stock, RSUs (as defined below), and dividend equivalent rights to our employees, directors, and consultants.

Stock Options

A stock option may be an incentive stock option within the meaning of, and qualifying under, Section 422 of the Code, or a nonstatutory stock option. However, only our employees (or employees of our parent or subsidiaries, if any) may be granted incentive stock options. Incentive and nonstatutory stock options are granted pursuant to option agreements adopted by the plan administrator. The plan administrator will determine the exercise price for a stock option, within the terms and conditions of the EIP provided that the exercise price of a stock option cannot be less than 100% of the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of certain incentive stock options, as described below). Options granted under the EIP will become exercisable at the rate specified by the plan administrator.

The plan administrator will determine the term of the stock options granted under the EIP up to a maximum of 10 years, except in the case of certain incentive stock options, as described below. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionholder may exercise any options otherwise exercisable as of the date of termination, but only during the post-termination exercise period designated in the optionholder’s stock option award agreement. The optionholder’s stock option award agreement may provide that upon the termination of the optionholder’s relationship with us for cause, the optionholder’s right to exercise his or her options will terminate concurrently with the termination of the relationship. If an optionholder’s service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or his or her estate or person who acquired the right to exercise the award by bequest or inheritance may exercise any vested options for a period of twelve (12) months. The option term may be extended in the event that exercise of the option within the applicable time periods is prohibited by applicable securities laws or such longer period as specified in the stock option award agreement but in no event beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash or check, (ii) a broker-assisted cashless exercise, (iii) the tender of common stock previously owned by the optionholder, (iv) a net exercise of the option, (v) past or future services rendered, and (vi) any combination of the foregoing methods of payment.

Unless the plan administrator provides otherwise, awards generally are not transferable, except by will or the laws of descent and distribution.

Incentive stock options may be granted only to our employees (or to employees of our parent company and subsidiaries, if any). To the extent that the aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to which incentive stock options are exercisable for the first time by an optionholder during any calendar year under any of our equity plans exceeds $100,000, such options will not qualify as incentive stock options and will instead be treated as nonstatutory stock options. A stock option granted to any employee who, at the time of the grant, owns or is deemed to own stock representing more than 10% of the voting power of all classes of our stock (or that of our parent or subsidiaries, if any) may not be an incentive stock option unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (ii) the term of the incentive stock option does not exceed five (5) years from the date of grant.

Stock Appreciation Rights

Stock appreciation rights (“SAR or SARs”) may be granted under the EIP either concurrently with the grant of an option or alone, without reference to any related stock option. The plan administrator will determine both the number of shares of common stock related to each SAR and the exercise price for an SAR, within the terms and conditions of the EIP, provided that the exercise price of an SAR cannot be less than 100% of the fair market value of the common stock subject thereto on the date of grant. In the case of an SAR granted concurrently with a stock option, the number of shares of common stock to which the SAR relates will be reduced in the same proportion that the holder of the stock option exercises the related option.

The plan administrator will determine whether to deliver cash in lieu of shares of common stock upon the exercise of an SAR. If common stock is issued, the number of shares of common stock that will be issued upon the exercise of an SAR is determined by dividing (i) the number of shares of common stock as to which the SAR is exercised multiplied by the amount of the appreciation in such shares, by (ii) the fair market value of a share of common stock on the exercise date.

If the plan administrator elects to pay the holder of the SAR cash in lieu of shares of common stock, the holder of the SAR will receive cash equal to the fair market value on the exercise date of any or all of the shares that would otherwise be issuable.

The exercise of an SAR related to a stock option is permissible only to the extent that the stock option is exercisable under the terms of the EIP on the date of surrender. Any incentive stock option surrendered will be deemed to have been converted into a nonstatutory stock option immediately prior to such surrender.

Restricted Stock Awards

Restricted stock awards are awards of shares of our common stock that are subject to established terms and conditions. The plan administrator sets the terms of the restricted stock awards, including the size of the restricted stock award, the price (if any) to be paid by the recipient, and the vesting schedule and criteria (which may include continued service to us for a period of time or the achievement of performance criteria). If a participant’s service terminates before the restricted stock is fully vested, all of the unvested shares generally will be forfeited to, or repurchased by, us.

Restricted Stock Units

A restricted stock unit (“RSU”) is a right to receive stock, cash equal to the value of a share of stock, or other securities, or a combination of the three at the end of a set period or the attainment of performance criteria. No stock is issued at the time of grant. The plan administrator sets the terms of the RSU award, including the size of the RSU award, the consideration (if any) to be paid by the recipient, vesting schedule, and criteria and form (stock or cash) in which the award will be settled. If a participant’s service terminates before the RSU is fully vested, the unvested portion of the RSU award generally will be forfeited to us.

Dividend Equivalent Rights

Dividend equivalent rights entitle the recipient to compensation measured by dividends paid with respect to a specified number of shares of common stock. The plan administrator sets the terms of any award of dividend equivalent rights.

Performance-Based Compensation

The EIP establishes procedures for the Company to grant performance-based awards, meaning awards structured so that they will vest only upon the achievement of performance criteria established by the plan administrator for a specified performance period. Performance criteria may be measured on an absolute (e.g., plan or budget) or relative basis, and may be established on a corporate-wide basis or with respect to one or more business units, divisions, subsidiaries or business segments, or may be established on an individual basis. Relative performance may be measured against a group of peer companies, a financial market index or other acceptable objective and quantifiable indices. The plan administrator will have the discretion to adjust the minimum level of achievement required for achievement of performance awards if the plan administrator determines that a change in our business, operations, corporate structure or capital structure, the manner in which we conduct our business, or other events or circumstances render the performance objectives unsuitable. The plan administrator will also have the discretion to adjust the performance objectives for other material events not originally contemplated when the performance objectives were established, such as extraordinary gains and losses, the effect of changes in accounting standards or principles, acquisitions or divestitures, changes in tax rules or regulations, capital transactions, restructuring, nonrecurring gains or losses or other unusual items.

The business measures that may be used to establish the performance criteria may include one of, or combination of, the following:

●	Net earnings or net income (before or after taxes);
●	Earnings per share;
●	Net sales growth;
●	Net operating profit;
●	Return measures (including, but not limited to, return on assets, capital, equity, or sales);
●	Cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital);
●	Cash flow per share;
●	Earnings before or after taxes, interest, depreciation, and/or amortization;
●	Gross or operating margins;
●	Productivity ratios;
●	Share price (including, but not limited to, growth measures and total stockholder return);
●	Expense targets or ratios;
●	Charge-off levels;
●	Improvement in or attainment of revenue levels;

●	Operating efficiency;
●	Operating expenses;
●	Economic value added;
●	Improvement in or attainment of expense levels;
●	Improvement in or attainment of working capital levels;
●	Debt reduction;
●	Capital targets;
●	Consummation of acquisitions, dispositions, projects, or other specific events or transactions; or
●	Other significant business milestones.

Corporate Transactions

Effective upon the consummation of a corporate transaction, all outstanding awards under the EIP will terminate unless they are assumed in connection with the corporate transaction.

The plan administrator has the authority to determine, before or at the time of any corporate transaction, the impact that the corporate transaction will have on outstanding awards under the EIP. For example, the plan administrator may determine that (i) awards will vest and become exercisable, or that other restrictions on such awards will lapse, (ii) awards will be assumed by the surviving corporation in the corporate transaction or replaced with awards that have substantially equivalent terms, (iii) participants will receive a payment in satisfaction of outstanding awards, and (iv) in the case of options and SARs, participants will receive a payment in an amount equal to the amount, if any, by which the fair market value of the shares subject to award exceeds the exercise price. The plan administrator is not required to treat all awards in the same way.

Compensation Recovery (Clawback) Policy

All awards under the EIP will be subject to reduction, cancellation, forfeiture or recoupment to the extent necessary to comply with any applicable compensation recovery, clawback, forfeiture or other similar policy adopted by our Board and as in effect from time to time or applicable law. Further, to the extent that a participant receives any amount in excess of the amount that the participant should otherwise have received under the terms of an award for any reason (including, without limitation, by reason of a financial restatement, mistake in calculations or other administrative error), the participant may be required to repay any such excess amount to the Company.

Amendment and Termination

Our board of directors generally may amend, suspend, or terminate the EIP. However, it may not amend the EIP without stockholder approval for certain actions, such as an increase in the number of shares reserved under the EIP, modifications to the provisions of the EIP regarding the grant of incentive stock options, modifications to the provisions of the EIP regarding the exercise prices at which shares may be offered pursuant to options, extension of the expiration date of the EIP, and certain modifications to awards, such as reducing the exercise price per share, canceling and regranting new awards with lower prices per share than the original prices per share of the cancelled awards, or canceling any awards in exchange for cash or the grant of replacement awards with an exercise price that is less than the exercise price of the original awards.

Tax Withholding

The plan administrator may require a participant to satisfy any federal, state, local, or foreign tax withholding obligation relating to a stock award by (i) causing the participant to tender a cash payment, (ii) withholding shares of common stock from the shares of common stock issued or otherwise issuable to the participant in connection with the award, (iii) delivering to the Company already-owned shares of common stock, (iv) selling shares of common stock from the shares of common stock issued or otherwise issuable to the participant in connection with the award, (v) withholding cash from an award settled in cash or other amounts payable to the participant, and/or (vi) any other means that the plan administrator determines both to comply with applicable laws and be consistent with the purposes of the EIP.

Summary of U.S. Federal Income Tax Aspects Related to the EIP

The following summary is intended only as a general guide to certain U.S. federal income tax consequences under current law of participation in the EIP and does not attempt to describe all possible federal or other tax consequences of such participation or tax consequences based on any participant’s particular circumstances. The summary does not purport to be complete, and it does not address the tax consequences of the participant’s death, any tax laws of any municipality, state or foreign country in which a participant might reside, or any other laws other than U.S. federal income tax laws. Furthermore, the tax consequences are complex and subject to change, and a participant’s particular situation may be such that some variation of the described rules is applicable. Recipients of awards under the EIP should consult their own tax advisors to determine the tax consequences to them as a result of their particular circumstances.

Incentive Stock Options

A participant recognizes no taxable income for regular income tax purposes as a result of the grant or exercise of an incentive stock option qualifying under Section 422 of the Code.

If a participant holds stock acquired through exercise of an incentive stock option for more than two years from the date on which the option was granted and more than one year after the date the option was exercised for those shares, any gain or loss on a disposition of those shares (a “qualifying disposition”) will be a long-term capital gain or loss. Upon such a qualifying disposition, we will not be entitled to any income tax deduction.

If a participant disposes of underlying shares within two years after the date of grant of the option or within one year after the date of exercise of the option (a “disqualifying disposition”), the difference between the fair market value of the shares on the option exercise date and the exercise price (not to exceed the gain realized on the sale if the disposition is a transaction with respect to which a loss, if sustained, would be recognized) will be taxed to the participant as ordinary income at the time of disposition. Any gain in excess of that amount will be a capital gain. If a loss is recognized, there will be no ordinary income, and such loss will be a capital loss. To the extent the participant recognizes ordinary income by reason of a disqualifying disposition, generally we will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax-reporting obligation) to a corresponding income tax deduction in the tax year in which the disqualifying disposition occurs.

The difference between the option exercise price and the fair market value of the shares on the exercise date of an incentive stock option is treated as an adjustment in computing the participant’s alternative minimum taxable income and may subject the participant to alternative minimum tax liability for the year of exercise. Special rules may apply after exercise for (i) sales of the shares in a disqualifying disposition, (ii) basis adjustments for computing alternative minimum taxable income on a subsequent sale of the shares, and (iii) tax credits that may be available to participants subject to the alternative minimum tax.

Stock Options

Options not qualifying as incentive stock options, along with options expressly designated as nonstatutory stock options, will be nonstatutory stock options having no special tax status. A participant generally recognizes no taxable income upon the grant of such an option so long as (i) the exercise price is not less than the fair market value of the stock on the date of grant, and (ii) the option (and not the underlying stock) at such time does not have a readily ascertainable fair market value (as defined in Treasury Regulations under the Code). Upon exercise of a nonstatutory stock option, the participant normally recognizes ordinary income in the amount of the difference between the option exercise price and the then-fair market value of the shares purchased. If the participant is an employee, such ordinary income amount will be subject to withholding of income and employment taxes. Generally, the Company will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax-reporting obligation) to an income tax deduction in the tax year in which such ordinary income is recognized by the participant.

Upon the disposition of stock acquired by the exercise of a nonstatutory stock option, any recognized gain or loss, based on the difference between the sale price and the fair market value on the exercise date, will be taxed as capital gain or loss, which will be short-term or long-term gain or loss, depending on the holding period of the stock.

Stock Appreciation Rights

A participant will not normally recognize taxable income upon the receipt of an SAR. Upon the exercise of an SAR, the participant will recognize ordinary income in an amount equal to the excess of the fair market value of the underlying shares of common stock on the exercise date over the exercise price. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. The Company generally will be entitled to a deduction equal to the amount of ordinary income recognized by the participant in connection with the exercise of the SAR (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax-reporting obligation).

Restricted Stock

A participant acquiring restricted stock generally will recognize ordinary income equal to the difference between the fair market value of the shares on the Determination Date (as defined below) and their purchase price, if any. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes.

The determination date is the date on which the participant acquires the shares unless they are subject to a substantial risk of forfeiture and are not transferable, in which case the determination date is the earliest of  (i) the date the shares become transferable, (ii) the date the shares are no longer subject to a substantial risk of forfeiture, or (iii) the date the shares are acquired if the participant makes a timely election under Code Section 83(b) (“Determination Date”). If the shares are subject to a substantial risk of forfeiture and not transferable when issued, the participant may elect, pursuant to Section 83(b) of the Code, to have the date of acquisition be the determination date by filing an election with the Internal Revenue Service, and other provisions, no later than thirty (30) days after the date the shares are acquired.

Upon the taxable disposition of shares acquired pursuant to a restricted stock award, any gain or loss, based on the difference between the sale price and the fair market value on the determination date, will generally be taxed as capital gain or loss; however, for any shares returned to the Company pursuant to a forfeiture provision, a participant’s loss may be computed based only on the purchase price (if any) of the shares and may not take into account any income recognized by reason of a Section 83(b) election. Such gain or loss will be long-term or short-term depending on whether the stock was held for more than one year.

We generally will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax reporting obligation) to a corresponding income tax deduction in the year in which the ordinary income from restricted stock is recognized by the participant.

Restricted Stock Units

A participant will not normally recognize taxable income upon receipt of an RSU award. In general, the participant will recognize ordinary income in the year in which the units vest and are settled in an amount equal to any cash received and/or the fair market value of any nonrestricted shares received. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. We generally will be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax reporting obligation) to an income tax deduction equal to the amount of ordinary income recognized by the participant.

Dividend Equivalent Rights

A recipient of dividend equivalent rights generally will recognize ordinary income at the time the dividend equivalent right is paid. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. We will generally be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax reporting obligation) to an income tax deduction equal to the amount of ordinary income recognized by the participant.

Other Awards

We generally will be entitled to an income tax deduction in connection with an award under the EIP in an amount equal to the ordinary income realized by the participant at the time the participant recognizes such income (subject to the requirement of reasonableness, the provisions of Section 162(m) and other provisions of the Code limiting the deduction of compensation, and the satisfaction of a tax-reporting obligation). Participants typically are subject to income (and employment) tax and recognize such tax at the time that an award is granted, exercised, vests, or becomes nonforfeitable, unless the award provides for a further deferral.

Section 409A

Section 409A of the Code (“Section 409A”) imposes certain requirements on nonqualified deferred compensation arrangements. Most awards granted under the EIP will be designed to qualify for an exemption from the requirements of Section 409A. Certain awards under the EIP, however, may be subject to the requirements of Section 409A in form and in operation. Awards that are subject to Section 409A will generally be designed to meet the conditions under Section 409A for avoiding the adverse tax consequences resulting from a failure to comply with Section 409A. If an award under the EIP is subject to Section 409A and fails to satisfy the requirements of Section 409A, the recipient of that award may recognize ordinary income on the amounts deferred under the award, to the extent vested, which may be before the compensation is actually or constructively received.

Also, if an award that is subject to Section 409A fails to comply with the requirements of Section 409A, Section 409A imposes an additional 20% tax on the participant’s compensation recognized as ordinary income, as well as interest on such deferred compensation.

Impact of Section 162(m) on Tax Deductibility of Awards Under the EIP

Section 162(m) of the Code limits the deductibility for federal income tax purposes of certain compensation paid to any of our covered employees in excess of $1 million. For purposes of Section 162(m), the term “covered employee” generally includes our chief executive officer, our principal financial officer, our three other most highly compensated officers, any individual who was a covered employee for any taxable year beginning after December 31, 2016, and, for any taxable year beginning after December 31, 2026, the next five highest-compensated employees. Compensation attributable to awards under the EIP either on its own or when combined with all other types of compensation received by a covered employee from the Company, may cause this limitation to be exceeded in any particular year. In addition, the Company’s ability to realize the benefit of any tax deductions described above depends on our generation of taxable income as well as the requirement of reasonableness, other limitations on deductions in the Code and the satisfaction of tax reporting obligations.

EIP Benefits

The EIP does not provide for set benefits or amounts of awards and we have not approved any stock awards that are conditioned on stockholder approval of the EIP. We have not approved any stock awards under the EIP in connection with the Merger. All future awards to directors, executive officers, employees and consultants under the EIP are discretionary and cannot be determined at this time.

Limitation on Liability and Indemnification Matters

The Amended Bylaws provide that our directors and officers will be indemnified and advanced expenses by us to the fullest extent authorized or permitted by the DGCL as it now exists or may in the future be amended. In addition, the Amended Certificate provides that our directors and officers will not be personally liable to us or our stockholders for monetary damages for breaches of their fiduciary duty as directors or officers to the fullest extent permitted by the DGCL as it now exists or may in the future be amended.

The Amended Bylaws also permit us to purchase and maintain insurance on behalf of any officer, director, employee or agent of ours for any liability arising out of his or her status as such, regardless of whether the DGCL would permit indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Beneficial Ownership Table

The following table lists, as of March 31, 2026 the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Palomino Laboratories Inc., 313 Bryant Court, Palo Alto, CA, 94301.

The percentages below are calculated based on 18,920,686 shares of Common Stock issued and outstanding as of March 31, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Beneficial Ownership **
Named Executive Officers and Directors
Steven DenBaars	1,750,000	8.73%
Jeffrey Shealy	4,666,666	23.28%
Richard Ogawa	1,750,000	8.73%
Jason Tu	125,001	0.62%
All current directors and executive officers as a group (4 persons)
5% Shareholders
Lucius Partners LLC	4,000,000	19.95%

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this prospectus are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of the number of shares outstanding on the date of this Annual Report plus the number of shares the person has the right to acquire within 60 days of the date of this prospectus.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following are transactions for the last two completed fiscal years and any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds the less of $120,000 or one percent of the average of the registrant’s total assets at December 31, 2025 and 2024, and in which any of the following persons had or will have a direct or indirect material interest.

●	Any director or executive officer;

●	Any immediate family member of a director or executive officer, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer and any person (other than a tenant or employee) sharing the household of such director or executive officer; and

●	any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

●	any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant’s voting securities; or

●	Any immediate family member of any such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such security holder, and any person (other than a tenant or employee) sharing the household of such security holder.

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

Note Payable – Lucius Partners Opportunity Fund, LP

In connection with the Merger, the Company assumed an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, with a principal amount of $275,000 and accrued interest balance of $30,468 as of September 30, 2025. The LPOF Note accrues 12% interest annually. The Note matures on October 28, 2025 and can be prepaid at any time without penalty. The entire balance of LPOF Note and accrued interest was repaid in October 2025 amounting to $305,468.

Related party consulting arrangements

During the year ended December 31, 2025, the Company utilized consulting services provided by the son of Steven DenBaars, our founding member and director. The Company expensed $17,323 and $1,280 during the years ended December 31, 2025 and 2024, respectively, for consulting services performed by the son of Steven DenBaars. There were no balances in accounts payable as of December 31, 2025. As of December 31, 2024, $1,280 was included in accounts payable relating to unpaid amounts to the son of Steven DenBaars.

On February 24, 2023, the Company entered into a consulting arrangement with Jeffrey Shealy, our Chief Executive Officer and director, to perform consulting services around the development of technology, financial planning, marketing strategies, intellectual property creation and operational management. To compensate Mr. Shealy for these services, the Company granted him restricted stock (Note 8). In April 2025, Mr. Shealy and Private Palomino entered into a full-time employment agreement appointing Mr. Shealy as its Chief Executive Officer. Mr. Shealy will earn an annual salary of $300,000 and typical employee benefits such as paid time off and insurance. The agreement has no term and either the Company or Mr. Shealy can terminate this agreement at any time. As of December 31, 2025, $12,500 was included in accrued payroll relating to unpaid salary due to Mr. Shealy.

During the year ended December 31, 2025, the Company entered into a restricted stock agreement with Erica Honick, the wife of our Chief Executive Officer and director, to assist the Company with various human resource services. In exchange for these services, the Company issued her 62,500 restricted stock awards. As of December 31, 2025, Erica met certain performance criteria in order for all of her restricted stock awards to fully vest. See Note 8 for more information. In addition, the Company expensed $30,000 during the year ended December 31, 2025, for consulting services performed by Erica. There were no balances in accounts payable as of December 31, 2025.

During the year ended December 31, 2025, the Company entered into a restricted stock agreement with James Shealy, the brother of our Chief Executive Officer and director, pursuant to which he assist the Company with being special advisor to the CEO, and advise the Company on areas of semi-conductor services. He will also assist in writing government grant proposals and other fund raising activities. In exchange for these services, the Company issued him 50,000 restricted stock awards. As of December 31, 2025, James Shealy met certain performance criteria in order for all of his restricted stock awards to fully vest. See Note 8 for more information on the consultant shares issued.

During the year ended December 31, 2025, the Company entered into a restricted stock agreement with Eric Cerini, the father-in-law of our Chief Executive Officer and director, pursuant to which he will serve as a special advisor to the Chief Executive Officer and provide consulting services to the Company in the area of semiconductor device management. In consideration for these services, the Company granted Mr. Cerini 62,500 shares of restricted stock. The awards vest over a four-year period, subject to a one-year cliff. See Note 8 for additional information.

During the year ended December 31, 2025, the Company entered into a restricted stock agreement with Michael Shealy the brother of our Chief Executive Officer and director, pursuant to which he will serve as a special advisor to the Chief Executive Officer and advise the Company in areas of management consulting for semi-conductors devices. In exchange for these services, the Company issued him 50,000 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the year ended December 31, 2025, the Company entered into restricted stock agreement with Catherine Sinclair the sister of our Chief Executive Officer and director, pursuant to which she will serve as a special advisor to the Chief Executive Officer and advise the Company on areas of lighting services applications. In exchange for these services, the Company issued her 41,667 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the year ended December 31, 2025, the Company entered into an restricted stock agreement with Maggie Nguyen, the wife of our Secretary and director, pursuant to which she will serve as a special advisor to the Chief Executive Officer and advise the Company on areas of accounting, finance, payroll and benefits. In exchange for these services, the Company issued her 41,667 restricted stock awards. As of December 31, 2025, Ms. Nguyen met certain performance criteria in order for all of her restricted stock awards to fully vest. See Note 8 for more information. In addition, the Company expensed $30,000 during the year ended December 31, 2025, for consulting services performed by Ms. Nguyen. There was a $30,000 balance in accrued expenses as of December 31, 2025, related to unpaid amounts to Ms. Nguyen.

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

Shareholder note

In May 2023, the Company entered in a loan agreement (“Agreement”) with founding member in the amount of $3,140. The loan is due upon demand by the lender and thus classified as a current liability in the consolidated balance sheets. The loan is interest free and unsecured. The Company can prepay the loan at any time without penalty. The balance was paid in full as of December 31, 2025 and was $3,140 as of December 31, 2024.

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

In connection with the Merger, the Company assumed a $7,000 payable due to Unite’s chief executive officer for services performed during his tenure as chief executive officer of Unite. The entire balance was paid in October 2025.

Other Related Party Transactions

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our last fiscal year.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees	2025	2024
Audit fees	$161,200	$
Audit-related fees	36,750		-
Tax fees	-		-
All other fees	-		-
Total fees	$197,950		$-

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 2983).

(iv)

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 29, 2025, among the Company, Palomino Acquisition Co., and Palomino Laboratories Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
3.1	Amended and Restated Certificate of Incorporation of Unite Acquisition 3 Corp., as filed with the Secretary of State of the State of Delaware on September 29, 2025. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
3.2	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
4.1	Form of Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
4.2	Form of Placement Agent Warrant. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.1	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.2	Form of Lock-Up Agreement. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.3	Form of Registration Rights Agreement, by and between the Company and the parties thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.4	Form of Laidlaw Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.5	Option Agreement, dated July 9, 2025, by and between The Regents of the University of California, Santa Barbara and Palomino Laboratories Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.6	Membership Agreement, dated September 29, 2025, by and between the University of California, Santa Barbara and the Company. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.7+	Employment Agreement, dated April 4, 2025, by and between the Company and Jeffrey Shealy. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.8+	2025 Equity Incentive Plan and form of award agreements. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.9	Lease Agreement dated November 26, 2025, by and between the Company and Majestic Industrial Park Castilian, LLC
14.1	Code of Ethics and Business Conduct. (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
21.1	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALOMINO LABORATORIES, INC.

Date: March 31, 2026	By:	/s/ Jeffrey Shealy
	Name:	Jeffrey Shealy
	Title:	President, Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Jason Tu
	Name:	Jason Tu
	Title:	Chief Accounting Officer, Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Shealy	Co-Founder, Chief Executive Officer, President and	March 31, 2026
Jeffrey Shealy	Director (Principal Executive Officer)

/s/ Jason Tu	Chief Accounting Officer	March 31, 2026
Jason Tu	(Principal Financial and Accounting Officer)

/s/ Steven DenBaars	Co-Founder and Director	March 31, 2026
Steven DenBaars

/s/ Richard Ogawa, JD	Director and Secretary
Richard Ogawa JD

Palomino laboratories inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Palomino Laboratories Inc. (formerly known as Unite Acquisition 3 Corp.)

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Palomino Laboratories Inc. (the “Company”) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KNAV CPA LLP

KNAV CPA LLP

We have served as the Company’s auditor since 2025.

Atlanta, Georgia

March 31, 2026

PCAOB ID # 2983

palomino laboratories inc.

CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	Years Ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,121,445	$134,657
Prepaids and other current assets	312,700	3,468

Total current assets	8,434,145	138,125
Total assets	$8,434,145	$138,125

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	55,687	3,291
Accrued expense and other liabilities	280,771	-
Shareholder note	-	3,140
Total current liabilities	336,458	6,431
SAFE notes	-	150,000
Total liabilities	336,458	156,431

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024	-	-

Common stock, $0.0001 par value; 300,000,000 shares authorized; 18,770,686 and 4,500,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,877	450
Additional paid-in capital	11,277,372	(390)
Accumulated deficit	(3,181,562)	(18,366)
Total stockholders’ equity (deficit)	8,097,687	(18,306)
Total liabilities and stockholders’ equity (deficit)	$8,434,145	$138,125

The accompanying notes are an integral part of the consolidated financial statements.

Palomino laboratories inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

	Years Ended December 31,
	2025	2024

Operating expenses:
General and administrative	$2,702,834	$6,123
Total operating expenses	2,702,834	6,123
Loss from operations	(2,702,834)	(6,123)
Other income (expense):
Change in fair value of SAFE notes	(461,252)	(13,550)
Interest income	890	3,475
Net loss	$(3,163,196)	$(16,198)

Net loss per common share - basic and dilutive	$(0.471)	$(0.011)
Weighted average common shares outstanding - basic and dilutive	6,710,995	1,523,566

The accompanying notes are an integral part of the consolidated financial statements.

palomino laboratories inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares and per share data)

	Common Stock [1]		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit )
Balance, December 31, 2024	4,500,000	$450	$(390)	$(18,366)	$(18,306)
Stock-based compensation expense	-	-	1,240,000	-	1,240,000
Issuance of restricted stock awards	1,500,000	150	5	-	155
Common stock and warrants issued in connection with SAFE conversion	1,537,501	154	2,306,098	-	2,306,252
Sale of common stock and warrants in the private placement, net of issuance costs (Note 3) [2]	6,504,017	650	7,928,425	-	7,929,075
Equity of Unite Acquisition 3 Corp. at the time of the exchange	5,000,000	500	(500)	(398,116)	(398,116)
Common stock cancelled at the time of the exchange	(1,000,000)	(100)	100	-	-
Recapitalization of Unite Acquisition 3 Corp. accumulated deficit at time of the exchange	-	-	(398,116)	398,116	-
Issuance of restricted stock awards in exchange for pre-Merger services	370,834	37	183,380	-	183,417
Issuance of restricted stock awards in exchange for future services	358,334	36	18,370	-	18,406
Net loss	-	-	-	(3,163,196)	(3,163,196)
Balance, December 31, 2025	18,770,686	$1,877	$11,277,372	$(3,181,562)	$8,097,687

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	6,000,000	$60	$-	$(2,168)	$(2,108)
Retroactive application of recapitalization	(1,500,000)	390	(390)	-	-
Net loss	-	-	-	(16,198)	(16,198)
Balance, December 31, 2024	4,500,000	$450	$(390)	$(18,366)	$(18,306)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

[2]	Includes gross proceeds of $9,756,028, less issuance costs of $1,826,953

The accompanying notes are an integral part of the consolidated financial statements.

palomino laboratories inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,163,196)	$(16,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation related to employees and non-employees	1,441,823	-
Change in fair value of SAFE notes	461,252	13,550
Changes in operating assets and liabilities:
Prepaids and other current assets	(309,232)	(3,468)
Accounts payable and accrued expenses	284,404	1,246
Net cash used in operating activities	(1,284,949)	(4,870)
Cash flows from financing activities:
Proceeds from issuance of SAFE notes	1,695,000	-
Proceeds from issuance of common stock and warrants in private placement	9,756,028	-
Repayment of LPOF Note	(349,218)	-
Repayment of shareholder note	(3,140)	-
Payment of offering costs related to private placement	(1,826,953)	-
Proceeds from issuance of restricted stock awards	20	-
Net cash provided by financing activities	9,271,737	-
Net increase in cash and cash equivalents	7,986,788	(4,870)
Cash and cash equivalents at beginning of the year	134,657	139,527
Cash and cash equivalents at end of the year	$8,121,445	$134,657

Supplemental schedule of non-cash activities:
Recapitalization of Unite Acquisition 3 Corp. accumulated deficit at time of the exchange	$(398,116)	$-
Conversion of SAFE notes	$2,306,252	$-
Common stock cancelled at the time of the exchange	$100	$-

The accompanying notes are an integral part of the consolidated financial statements.

palomino laboratories inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Liquidity

Business Description

Palomino Laboratories Inc. (post-merger), formerly Unite Acquisition 3 Corp., (the “Company”) was incorporated in the State of Delaware on February 9, 2023. The Company’s management has chosen December 31 for its fiscal year end. In 2025, pre-merger Palomino Laboratories Inc. (“Private Palomino”) changed its name, concurrent with the consummation of the Merger, to Rhino Subsidiary Inc.

On September 29, 2025, Unite Acquisition 3 Corp.’s (“Unite”) wholly owned subsidiary, Palomino Acquisition Co., a Delaware corporation formed in the State of Delaware on August 19, 2025 (“Merger Sub”), merged with and into Private Palomino, a privately held Delaware corporation. Pursuant to this transaction (the “Merger”), Private Palomino was renamed to Rhino Subsidiary Inc. and became the Company’s wholly owned subsidiary and all of the outstanding stock of Private Palomino was converted into shares of the Company’s common stock, par value $0.0001 per share .As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Palomino Laboratories Inc.

The Merger was accounted for as a reverse recapitalization as Private Palomino was determined to be the accounting acquirer under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Please refer to Note 3 - Reverse Recapitalization for additional details of the Merger.

Upon the completion of the Merger between the Private Palomino and Unite, the share, per share value and net loss per share in the accompanying consolidated financial statements for all dates prior to the Merger were retroactively recast to reflect the exchange ratio pursuant to the Merger.

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Its mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. The Company is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. The Company’s differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers, and high-performance computing systems. During the year ended December 31, 2025 and 2024, the Company did not earn revenues and was considered in the development stage. However, the Company is in process of setting up revenue generating operations.

Liquidity

Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company had an accumulated deficit of $3,181,562 and $18,366 as of December 31, 2025 and 2024, respectively and incurred net losses of $3,163,196 and $16,198 during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had a balance of cash and cash equivalents of $8,121,445. The Company believes that its existing cash and cash equivalents balance will be sufficient to support operations for at least one year from the issuance date of these consolidated financial statements.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently applied during the preparation of the accompanying consolidated financial statements.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for financial information and include the accounts of the Company’s consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any references in these notes to applicable guidance is meant to refer to U.S. GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements are presented in United States Dollars (“USD”). The consolidated balance sheet as of December 31, 2024, included herein was derived from the audited consolidated financial statements of Private Palomino as of that date.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, realization of deferred tax assets, fair value of share-based awards, and the fair value of simple agreement for future equity notes (each a “SAFE note”).

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

The carrying amounts of certain financial assets and liabilities, including prepaid and other current assets, accounts payable and accrued liabilities, and shareholder note approximate fair value because of the short maturity and liquidity of those instruments. The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

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

This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

There were no issuance costs incurred related to the SAFE note issuances during the years ended December 31, 2025 and 2024. The SAFE notes were converted into common stock and warrants upon the consummation of the Merger on September 29, 2025 (Note 3).

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. The Company classifies share-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Fair value is determined using a combination of the probability weighted expected return method and option pricing model, as applicable to the specific award type. The Company’s share-based awards are comprised of restricted stock awards (RSA), the fair value of which is measured based on the closing market price of the Company’s common stock on the grant date.

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

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”), from its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is still assessing the impact the new legislation will have on the Company’s consolidated financial statements.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits.

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

	Years Ended December 31,
	2025	2024

Unvested restricted stock	258,334	2,437,500
Warrants	8,766,294	-
Total	9,024,628	2,437,500

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the consolidated statements of operations. Cost associated with issuing the warrants accounted for as liabilities are charged to consolidated statements of operations when warrants are issued. The Company’s warrants outstanding as of December 31, 2025 and 2024 are classified as equity.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly attributable to equity financing transactions as deferred offering costs. Deferred offering costs are recorded in other assets on the consolidated balance sheets and are reclassified as a reduction of additional paid-in capital upon the completion of the related offering. If the offering is abandoned, such costs are expensed in the consolidated statements of operations. The Company had no deferred offering costs recorded as of December 31, 2025 and 2024.

Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company identifies its operating segments according to how the Company’s business activities are managed and evaluated. ASC 280 establishes standards for companies to report consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Years Ended December 31,
	2025	2024
Legal fees	$94,351	$2,619
Accounting and other professional fees	496,084	2,410
Stock compensation expense	1,441,823	-
Payroll and benefits	365,724	-
University contribution expense	233,333	-
Other	71,519	1,094
	$2,702,834	$6,123

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

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

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

The Merger is accounted for as a reverse recapitalization under U.S. GAAP. This determination was primarily due to Unite being determined to be a shell company in that it did not meet the U.S. GAAP definition of a business, did not have more than nominal assets, was transacted through an exchange of shares, Private Palomino’s management continued with the Company, Private Palomino has continued board of director control, Private Palomino business operations continue under the Company and did not have more than nominal operations at the time of the Merger. The Company early adopted ASU 2025-03 to analyze the accounting acquirer in the Merger and utilized the factors listed in the guidance for an exchange of shares to conclude on the Company being the accounting acquirer. Under this method of accounting, Unite is treated as the “acquired” company for financial reporting purposes. Accordingly, the consolidated financial statements of the Company represent a continuation of the financial statements of Private Palomino, with the Merger being treated as the equivalent of Private Palomino issuing stock for the net assets of Unite, accompanied by a recapitalization. The net assets of Unite are stated at historical cost, with no goodwill or other intangible assets recorded and are consolidated with Private Palomino’s financial statements on the Merger closing date. Results of operations prior to the Merger are presented as those of Private Palomino. The shares and net loss per share, prior to the Merger, have been retroactively restated to reflect the common stock exchange ratio of 0.75, as established in the Merger. At the time of the Merger, the stockholders’ deficit of Unite of $398,116 was reclassified to additional paid-in capital.

The Private Placement Offering

Immediately following the effective time of the Merger, the Company issued, 6,504,017 units (the “Units”), for an aggregate purchase price of $9,756,028, at a purchase price of $1.50 per Unit, with each Unit consisting of (i) one share of common stock, (ii) a warrant representing the right to purchase one share of common stock, exercisable from issuance until one year after the common stock is admitted for trading or listed on an approved market at an exercise price of $1.50 per share (such shares of common stock issuable upon the exercise of the warrants, the “Warrant Shares”). The private placement offering is referred to herein as the “Offering.”

In connection with the Offering, the placement agent (a) was paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Cash Fee”), (b) was paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that Closing (the “Expense Allowance”), and (c) received (and/or its designees will receive) warrants to purchase 724,776 shares of common stock, with a term expiring seven years after the final Closing of the Offering and an exercise price equal $1.80 (the “Placement Agent Warrants”).

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

In connection with the Offering, the Company issued investor Warrants to purchase 6,504,017 Warrant Shares and Placement Agent Warrants to purchase 724,776 shares of common stock. Also, the Company incurred equity issuance costs of $1,826,953 which offset the gross proceeds. The Company’s warrants meet all requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock amongst other conditions for equity classification.

Conversion of SAFE notes

At the Initial Closing of the Offering (as defined below), the $1,845,000 aggregate amount of outstanding SAFEs automatically converted (the “SAFE Conversion”) into Units at a conversion price of $1.20 per share, or 1,537,501 shares of common stock. The SAFE holders also received 1,537,501 Warrants to purchase 1,537,501 shares of common stock. Upon the SAFE conversion, the Company recorded the last fair market value adjustment of $219,952. As of December 31, 2025 the change in fair value of SAFE notes was $461,252. $2,306,098 was recognized in additional paid-in capital upon the SAFE Conversion.

The Company’s warrants meet all requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock amongst other conditions for equity classification.

Note 4. Fair value measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2024
	Quoted prices in active market for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
SAFE notes	$-	$-	$150,000

The following table provides a summary of changes in the estimate fair value of the SAFE liability:

Balance at December 31, 2024	$150,000
Issuance of additional notes	1,695,000
Change in fair value - SAFE notes	461,252
Conversion of SAFE notes	(2,306,252)
Balance at December 31, 2025	$-

The fair value of the SAFE liabilities was estimated using a Probability-Weighted Expected Return Method (“PWERM”) using the following inputs:

December 31, 2024
Discount rate	11.70%
Expected term (in years) to equity financing	0.25
Expected term (in years) to liquidity event	0.50
Expected term (in years) to event of default	0.50
Probability of equity financing	40.00%
Probability of liquidity event	40.00%
Probability of event of default	20.00%

There are no SAFE notes outstanding as of December 31, 2025.

Note 5: Accrued expenses and other liabilities

	Years Ended December 31,
	2025	2024
University-related payable	$175,000	$-
Professional fees	67,925	-
Accrued payroll	23,194	-
Other	14,652	-
Total	$280,771	$-

Note 6. Related Party Debt and Transactions

Note Payable Shareholder

In connection with the Merger, the Company assumed a promissory note (the “Note”) with the sole stockholder of Unite pursuant to which Unite agreed to repay the sum of any and all amounts advanced to Unite or amount of expenses incurred on behalf of Unite on or before the date that Unite consummates a business combination with a private company or reverse takeover transaction or other transaction after which Unite would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The entire Note was repaid as of December 31, 2025.

Note Payable – Lucius Partners Opportunity Fund, LP

In connection with the Merger, the Company assumed an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company. The LPOF Note accrues 12% interest annually. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The entire balance of LPOF Note and accrued interest was repaid as of December 31, 2025 amounting to $305,468.

Related party consulting arrangements

During the year ended December 31, 2025, the Company utilized consulting services provided by the son of Steven DenBaars (founding member and a director). The Company expensed $17,323 and $1,280 during the years ended December 31, 2025 and 2024, respectively, for consulting services performed by the son of Steven DenBaars. There were no balances in accounts payable as of December 31, 2025. As of December 31, 2024, $1,280 was included in accounts payable relating to unpaid amounts to the son of a Steven DenBaars.

On February 24, 2023, the Company entered into a consulting arrangement with Jeffrey Shealy (Chief Executive Officer and a director) to perform consulting services around the development of technology, financial planning, marketing strategies, intellectual property creation and operational management. To compensate Jeffrey for these services, the Company granted Jeffrey restricted stock (Note 8). In April 2025, Jeffrey and Private Palomino entered into a full-time employment agreement where Jeffrey will be the Chief Executive Officer (“CEO”). Jeffrey will earn an annual salary of $300,000 and typical employee benefits such as paid time off and insurance. The agreement has no term and either the Company or Jeffrey can terminate this agreement at anytime. As of December 31, 2025, $12,500 was included in accrued payroll relating to unpaid salary due to Jeffrey Shealy.

During the year ended December 31, 2025, the Company entered into an RSA agreement with Erica Honick (Jeffrey Shealy’s wife) to assist the Company with various human resource services. In exchange for these services, the Company issued her 62,500 restricted stock awards (“RSAs”). As of December 31, 2025, Erica met certain performance criteria in order for all of her restricted stock awards to fully vest. See Note 8 for more information. In addition, the Company expensed $30,000 during the year ended December 31, 2025, for consulting services performed by Erica. There were no balances in accounts payable as of December 31, 2025.

During the year ended December 31, 2025, the Company entered into an RSA agreement with James Shealy (Jeffrey Shealy’s brother) to assist the Company with being special advisor to the CEO, advise the Company on areas of semi-conductor services. Additionally, assisting in writing government grant proposals and other fund raising activities. In exchange for these services, the Company issued him 50,000 restricted stock awards. As of December 31, 2025, James met certain performance criteria in order for all of his restricted stock awards to fully vest. See Note 8 for more information on the consultant shares issued.

During the year ended December 31, 2025, the Company entered into an RSA agreement with Eric Cerini (Jeffrey’s father-in-law) to assist the Company with being a special advisor to the CEO and advise the Company on areas of management consulting for semi-conductors devices. In exchange for these services, the Company issued him 62,500 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the year ended December 31, 2025, the Company entered into an RSA agreement with Michael Shealy (Jeffrey Shealy’s brother) to assist the Company with being special advisor to the CEO and advise the company on areas of management consulting for semi-conductors devices. In exchange for these services, the Company issued him 50,000 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the year ended December 31, 2025, the Company entered into an RSA agreement with Catherine Sinclair (Jeffrey Shealy’s sister) to assist the Company with being a special advisor to the CEO and advise the Company on areas of lighting services applications. In exchange for these services, the Company issued her 41,667 restricted stock awards. The awards vest over four years with a one-year cliff. See Note 8 for more information.

During the year ended December 31, 2025, the Company entered into an RSA agreement with Maggie Nguyen (Richard Ogawa’s, Director, wife) to assist the Company with being a special advisor to the CEO and advise the company on areas of accounting, finance, payroll and benefits. In exchange for these services, the Company issued her 41,667 restricted stock awards. As of December 31, 2025, Maggie met certain performance criteria in order for all of her restricted stock awards to fully vest. See Note 8 for more information. In addition, the Company expensed $30,000 during the year ended December 31, 2025, for consulting services performed by Maggie. There was a $30,000 balance in accrued expenses as of December 31, 2025, related to unpaid amounts to Maggie.

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

Shareholder note

In May 2023, the Company entered in a loan agreement (“Agreement”) with founding member in the amount of $3,140. The loan is due upon demand by the lender and thus classified as a current liability in the consolidated balance sheets. The loan is interest free and unsecured. The balance was paid in full as of December 31, 2025 and was $3,140 as of December 31, 2024.

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

In connection with the Merger, the Company assumed a $7,000 payable due to Unite’s chief executive officer for services performed during his tenure as chief executive officer of Unite. Unite’s chief executive officer resigned from all positions with Unite effective as of the closing of the Merger. The entire balance was paid as of December 31, 2025.

Note 7. Commitments and contingencies

Certain conditions may exist as at the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of the balance sheet dates, there were no contingent liabilities to assess.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2025 and 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

Note 8. Stockholders’ equity

As of December 31, 2025 and 2024, the Company is authorized to issue 300,000,000 and 10,000,000 shares of common stock and preferred stock, respectively, at par value of $0.0001, respectively. Each stockholder will be entitled to one vote. Holders of shares of common stock shall be entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

See Note 3 – Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse capitalization in connection with the Merger.

2025 Equity Incentive Plan

Pursuant to the Merger, the Company adopted an equity incentive plan reserving 15% of the outstanding common stock on a fully-diluted basis for the future issuance, at the discretion of our board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries. The 2025 Plan includes a customary “evergreen” provision with respect to the annual increase of the number of shares at the beginning of each fiscal year of the Company of up to the lesser of (i) four percent (4.0%) of the shares of common stock outstanding on the last day of the immediately preceding calendar year or (ii) such number of shares as determined by the administrator.

As of December 31, 2025, there were no options outstanding under the 2025 Plan. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan.

Warrants

See Note 3 - Reverse Recapitalization for details associated with the issuance of warrants and how they are accounted for.

As of December 31, 2025, there were outstanding and exercisable warrants to purchase an aggregate of 8,766,294 shares of common stock at a weighted average exercise price of $1.52 per share. The warrants had a weighted average remaining contractual term of 1.86 years as of December 31, 2025.

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

	Founders Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	2,437,500	$0.00001
Granted	1,500,000	0.62000
Vested	(3,937,500)	0.23620
Unvested at December 31, 2025	-	$-

During year ended December 31, 2025, the Company recognized $1,240,000 of stock-compensation expense related to these founders shares. There was no stock compensation expense recognized during the year ended December 31, 2024. The total fair value of restricted stocks vested during the year ended December 31, 2025 was $930,024. The total fair value of restricted stocks vested during the year ended December 31, 2024 was insignificant.

During the year ended December 31, 2025, the Company granted 729,168 restricted stock to various consultants, including related parties (See Note 6). 295,834 restricted stock were granted pre-merger and had accelerated provisions upon change in control. 258,334 restricted stock were granted upon merger for future services with 4 year vesting with a 1 year cliff. 175,000 restricted stock were granted upon merger, to a vendor for merger transaction related services for which its compensation costs was charged to additional paid in capital as deferred transaction costs. The stock awards vest over 48-month period from the grant date. During the year ended December 31, 2025, 470,834 restricted stock vested due to acceleration provisions in the agreements being met.

	Consultant Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	729,168	0.84400
Vested	(470,834)	0.62000
Unvested at December 31, 2025	258,334	$1.14000

As of December 31, 2025, 258,334 outstanding shares had not vested and the weighted average remaining contractual period of the unvested restricted stock is 3.75 years. During the year ended December 31, 2025, the Company recognized $201,823 of stock-compensation expense related to consultant shares. As of December 31, 2025, unrecognized stock-based compensation expense related to the Company’s unvested restricted stock awards was $276,095 The total fair value of restricted stocks vested during the year ended December 31, 2025 was $291,917.

Note 9. Income tax

The Company had no income tax expense for the years ended December 31, 2025 and December 31, 2024. The effective tax rate was 0% for the years ended December 31, 2025 and December 31, 2024.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	(in thousands)	Percent	(in thousands)	Percent

U.S. Statutory Tax Rate	$(664,271)	21.0%	$(3,402)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	(147,108)	4.7	(1,113)	6.9
Change in Valuation Allowances	596,586	(18.9)	738	(4.6)
Nontaxable or Nondeductible Items
Stock-based Compensation	260,400	(8.2)		-
Transaction Costs	(143,414)	4.5		-
Change in fair value of notes	96,863	(3.1)		-
Other	944	-	3,777	(23.3)
Actual income tax benefit effective tax rate	$-	0.0%	$-	0.0%

(a)	The following state makes up the majority (greater than 50%) of the tax effect in this category: Delaware.

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$712,747	$2,406
Capitalized legal fees	8,272	2,713
Accruals and other	5,130	-
Total gross deferred tax asset	726,149	5,119
Valuation allowance	(726,149)	(5,119)
	$-	$-

As of both years ended December 31, 2025, and 2024, the Company has net operating loss (NOL) carryforwards for federal income tax purposes of $2,508,707 and $8,632, respectively, and for Delaware income tax purposes of $2,110,653 and $8,632, respectively, which are available to offset future federal and Delaware taxable income. Both federal and Delaware NOLs can be carried forward indefinitely. The Company’s tax returns since inception have been filed and shall be subject to examination by the taxing authorities.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $721,030 and $738 during the years ended December 31, 2025 and 2024, respectively.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense/(benefit). As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated financial statements. The years 2024 and 2023 are subject to examination by the tax authorities.

The Company has not performed an analysis to determine whether ownership changes, ad defined under IRS Section 382, have occurred since inception. As the Company currently maintains a full valuation allowance against its deferred tax assets, management believes there is no impact related to uncertain tax positions under ASC 740-10 (FIN 48) at this time.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has not identified any requiring disclosure except as noted below.

Leases (Operating Lease)

Subsequent to December 31, 2025, the Company entered into a lease agreement for approximately 2,754 square feet of office and laboratory space located in Suite 102 at 130 Castilian Drive, Goleta, California (the “Castilian Lease”). The Castilian Lease commenced on January 1, 2026 and expires on December 31, 2028, with an option to renew for an additional 36-month term. The Company expects to recognize a right-of-use asset and corresponding lease liability upon lease commencement in accordance with ASC 842. No amounts related to this lease have been recognized in the accompanying consolidated financial statements as of December 31, 2025, except for prepaid rent and a security deposit of $9,253 each, recognized under prepaid expenses and other assets in the consolidated balance sheets.

The Company is currently assessing the impact of ASC 842, Leases, and expects to recognize a right-of-use asset and corresponding lease liability upon lease commencement.

Stock option grants

In January, February and March of 2026, the Company granted 515,000 stock options and 150,000 restricted common awards to various employees and consultants. The Company is currently assessing the impact of the stock option and restricted common award grants.

