Form 10-Q
period 2026-03-31
Palomino Laboratories Inc.
filed 2026-05-15
CIK 1938569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-56582

PALOMINO LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Delaware	88-1619619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 Castilian Drive, Suite 102
Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

(704) 756-2981

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of May 15, 2026, the registrant had 23,164,539 shares of common stock issued and outstanding.

PALOMINO LABORATORIES INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10-K as of December 31, 2025, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

PALOMINO LABORATORIES INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 (UNAUDITED)

palomino laboratories inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	(Unaudited) March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,656,641	$8,121,445
Prepaids and other current assets	168,860	312,700
Total current assets	6,825,501	8,434,145
Property and equipment, net	315,573	-
Right of use asset, net	181,378	-
Deferred financing costs	30,000	-
Other assets	9,253	-
Total assets	$7,361,705	$8,434,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	87,157	55,687
Accrued expense and other liabilities	82,884	280,771
Operating lease liability, current	58,821	-
Total current liabilities	228,862	336,458
Operating lease liability, noncurrent	123,108	-
Total liabilities	351,970	336,458

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 18,920,686 and 18,770,686 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,892	1,877
Additional paid-in capital	11,432,835	11,277,372
Accumulated deficit	(4,424,992)	(3,181,562)
Total stockholders’ equity	7,009,735	8,097,687
Total liabilities and stockholders’ equity	$7,361,705	$8,434,145

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025

Operating expenses:
General and administrative	$805,363	$17,828
Research and development	438,240	-
Total operating expenses	1,243,603	17,828
Loss from operations	(1,243,603)	(17,828)
Other income (expense):
Change in fair value of SAFE notes	-	(968,150)
Interest income	173	809
Net loss	$(1,243,430)	$(985,169)

Net loss per common share - basic and dilutive	$(0.07)	$(0.44)
Weighted average common shares outstanding - basic and dilutive	18,512,351	2,225,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	18,770,686	$1,877	$11,277,372	$(3,181,562)	$8,097,687
Stock-based compensation expense	-	-	155,478	-	155,478
Issuance of restricted stock awards	150,000	15	(15)	-	-
Net loss	-	-	-	(1,243,430)	(1,243,430)
Balance, March 31, 2026	18,920,686	$1,892	$11,432,835	$(4,424,992)	$7,009,735

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	6,000,000	$60	$-	$(18,366)	$(18,306)
Retroactive application of recapitalization	(1,500,000)	390	(390)	-	-
Balance, December 31, 2024	4,500,000	450	(390)	(18,366)	(18,306)
Stock-based compensation expense	-	-	11,667	-	11,667
Issuance of restricted stock awards	1,500,000	150	5	-	155
Net loss	-	-	-	(985,169)	(985,169)
Balance, March 31, 2025	6,000,000	600	11,282	(1,003,535)	(991,653)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Three Months ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,243,430)	$(985,169)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation related to employees and non-employees	155,478	11,667
Depreciation expense	2,763	-
Change in fair value of SAFE notes	-	968,150
Changes in operating assets and liabilities:
Prepaids and other assets	134,587	3,018
Accounts payable	31,470	5,386
Accrued expenses and other liabilities	(197,887)	-
Change in operating lease obligations	551	-
Net cash (used in) provided by operating activities	(1,116,468)	3,052
Investing activities:
Purchase of property and equipment	(318,336)	-
Net cash used in investing activities	(318,336)	-
Cash flows from financing activities:
Payment of deferred financing costs	(30,000)	-
Proceeds from issuance of restricted stock awards	-	20
Net cash (used in) provided by financing activities	(30,000)	20
Net (decrease) increase in cash and cash equivalents	(1,464,804)	3,072
Cash and cash equivalents at beginning of the period	8,121,445	134,657
Cash and cash equivalents at end of the period	$6,656,641	$137,729

Supplemental schedule of non-cash activities:
Right of use asset acquired in exchange for lease liability	$189,582	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Its mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. The Company is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. The Company’s differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers, and high-performance computing systems. During the three months ended March 31, 2026 and March 31, 2025, the Company did not earn revenues and was considered in the development stage. However, the Company is in process of setting up revenue generating operations.

Liquidity

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2026, the Company had an accumulated deficit of $4,424,992 and incurred net losses of $1,243,430 and $985,169 during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company had a balance of cash and cash equivalents of $6,656,641. The Company believes that its existing cash and cash equivalents balance, in addition to the $16,975,412 of proceeds from the April private placement, will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues to hire additional personnel, protects its intellectual property and grows its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan. Financing activities may include, but are not limited to, public or private equity offerings, debt financings, or other sources. Such activities are subject to significant risks and uncertainties.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently applied during the preparation of the accompanying unaudited condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed financial statements) considered necessary to present fairly the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, its condensed consolidated statements of operations and stockholders’ deficit for the three months ended March 31, 2026 and 2025, and its condensed consolidated cash flows for the three months ended March 31, 2026 and 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes as of and for the year ended December 31, 2025. The December 31, 2025 balance sheet presented in these unaudited condensed consolidated financial statements has been derived from the Company’s Annual Report on Form 10-K, which were filed with SEC on March 31, 2026.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the accounts of the Company’s consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have also been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended. The condensed consolidated statements of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 as part of the Company’s Annual Report on Form 10-K. These unaudited condensed consolidated financial statements are presented in United States Dollar (“USD”).

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, realization of deferred tax assets and fair value of share-based awards.

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

Property and Equipment, net

Property and equipment, net is recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance of capitalized assets associated with research & development functions, that do not improve or extend the life of the assets are charged to research and development expense as incurred. Depreciation are computed using the straight-line method over the estimated useful lives of the assets which are approximately 3-5 years for lab equipment. The Company recognizes depreciation expense in research and development expense if the related property and equipment, net is used for research and development purposes. Otherwise, depreciation expense is recorded in general and administrative expense.

The Company evaluates the net realizable value of long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over their fair value. No circumstances or events indicated impairment to property and equipment as of March 31, 2026 and December 31, 2025 and during the periods ended March 31, 2026 and March 31, 2025.

Leases

The Company determines whether a contract is or contains a lease at inception in accordance with ASC 842, Leases. Operating leases are recognized on the unaudited condensed consolidated balance sheets as right-of-use , net (“ROU”) assets and operating lease liabilities. ROU assets represent the Company’s right to use the underlying leased asset over the lease term.

Operating lease liabilities are measured at the present value of lease payments not yet paid, discounted using the Company’s incremental borrowing rate (“IBR”) at the commencement date (or the effective date of a modification, as applicable), as the rate implicit in the Company’s leases is not readily determinable. The IBR is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. ROU assets are measured at the amount of the operating lease liability, adjusted for any lease payments made at or before commencement, lease incentives received, and initial direct costs incurred.

Lease terms include the noncancellable period of the lease plus any periods covered by options to extend (or not terminate) the lease that the Company is reasonably certain to exercise. The Company evaluates renewal and termination options at lease commencement and upon occurrence of a triggering event. When the Company exercises a renewal option that was not previously included in the lease term, the lease is remeasured as of the modification date using the IBR in effect at that date.

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate, including the Company’s share of building operating expenses and common area maintenance charges, are expensed as incurred and are not included in the measurement of lease liabilities. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the unaudited condensed consolidated balance sheet. There were no Short-term Leases as of March 31, 2026 and December 31, 2025.

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. The Company classifies share-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards comprise of restricted stock awards (RSA) and stock options. The fair value of RSAs is measured based on the grant-date fair value of the restricted stock awards.

Stock options fair value is measured using the black scholes model and the model consists of the following inputs: the expected term of the stock options is estimated using the “simplified method” as the Company does not have sufficient historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Estimating the fair value of share-based award requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Research and development

Research and development represent costs incurred to develop the Company’s technologies. These costs consist of personnel costs, including salaries, employee benefit costs, stock-based compensation expenses, lease expenses, university contribution expense, nanofabrication lab usage expense as well as depreciation and amortization expense for capitalized assets associated with these functions. The Company expenses all research and development costs in the periods in which they are incurred.

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

	For the Three Months Ended March 31,
	2026	2025

Unvested restricted stock	408,334	3,656,250
Stock options	1,120,000	-
Warrants	8,766,294	-
Total	10,294,628	3,656,250

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative:
Legal fees	$60,610	$4,180
Accounting and other professional fees	264,439	1,000
Stock compensation expense	144,735	11,667
Payroll and benefits	249,976	—
Other	85,603	981
Research and development:
Stock compensation expense	10,743	—
Payroll and benefits	196,437	—
Nanofabrication lab usage expense	91,060	—
University expense	87,500	—
Other	52,500	—
	$1,243,603	$17,828

The key measures of segment profit or loss reviewed by our CODM are operating expenses comprised of general and administrative and research and development. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its unaudited condensed consolidated financial statements and disclosures.

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact that the adoption of ASU 2024-04 will have on its unaudited condensed consolidated financial statements and disclosures.

ASU 2025-12 Codification Improvements. In December 2025, the FASB issued this ASU which addressing 33 specific technical issues to clarify GAAP. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities. The Company is currently evaluating the impact that the adoption of ASU 2025-12 will have on its unaudited condensed consolidated financial statements and disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its unaudited condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3: Property and Equipment, net

	March 31,	December 31,
	2026	2025
Lab equipment	$55,253	$-
Construction in progress	263,083	-
Property and equipment, gross	318,336	-
Less: accumulated depreciation	(2,763)	-
Property and equipment, net	$315,573	$-

The Company recorded $2,763 of depreciation expense (included in research and development expense on the unaudited condensed consolidated statements of operations) during the three months ended March 31, 2026. There were no fixed assets during the year ended December 31, 2025.

Note 4: Accrued Expenses and Other Liabilities

	March 31,	December 31,
	2026	2025
University-related payable	$-	$175,000
Professional fees	68,098	67,925
Accrued payroll	4,037	23,194
Other	10,749	14,652
Total	$82,884	$280,771

Note 5. Related Party Debt and Transactions

Related party consulting arrangements

During March 2025, the Company employed Dalton DenBaars, the son of Steven DenBaars, a founding member and director of the Company, on a part-time basis. Prior to his transition to part-time employee status on October 15, 2025, Dalton DenBaars performed services for the Company on an as-needed basis. Effective October 15, 2025, Dalton DenBaars became a part-time employee and receives an annual salary of $90,000. There were no accrued payroll or accrued expenses related to Dalton at the periods ended March 31, 2026 and December 31, 2025. The Company expensed $25,169 and $2,280 in general and administrative expense related to compensation expense for Dalton during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company consulted Steven Denbaars on various services and as of the periods ended March 31, 2026 and December 31, 2025, accrued payroll and accrued expenses included $17,528 and $0, respectively, for unpaid amounts due to him. The Company expensed $45,121 and $0 in general and administrative expense related to compensation expense for Steven during the three months ended March 31, 2026 and 2025, respectively.

During 2025, the Company entered into a consulting agreement with Erica Honick, pursuant to which Ms. Honick provides assistance in areas of human resources (inclusive of talent management and learning & development), as well as risk management and internal audit for the Company’s optical devices and related applications. Under this agreement, Erica Honick is paid $10,000 per month beginning October 1, 2025. In addition, Ms. Honick was granted the right to purchase 30,000 shares of the Company’s common stock, which vest over a four-year period. During the three months ended March 31, 2026, the Company recognized $30,000 of cash compensation in general and administrative expense related to services performed by Ms. Honick. There were no accounts payable balances outstanding under this arrangement as of March 31, 2026.

In January 2026, the Company purchased certain test equipment from James Shealy, the brother of the Company’s Chief Executive Officer and director for $28,197.

During 2025, the Company entered into a consulting agreement with Maggie Nguyen LLC, pursuant to which Ms. Nguyen provides assistance in areas of finance, accounting, payroll, and benefits. Under this agreement, Maggie Nguyen LLC is paid $10,000 per month beginning October 1, 2025. In addition, Ms. Nguyen was granted the right to purchase 30,000 shares of the Company’s common stock, which vest over a four-year period. During the three months ended March 31, 2026, the Company recognized $30,000 of cash compensation in general and administrative expense related to services performed by Ms. Nguyen. There were no accounts payable balances outstanding under this arrangement as of March 31, 2026.

Note 6. Commitments and contingencies

Certain conditions may exist as at the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of the condensed consolidated balance sheet dates, there were no contingent liabilities to assess.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2026 and December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

Leases

The Company has an office under operating lease that was entered into on November 26, 2025 and commenced on January 1, 2026 with an initial term of 36 months. The office lease is used for research and development purposes. The Company determines if a contract is or contains a lease based on its relevant terms in accordance with ASC 842, including whether it conveys to the Company the right to obtain substantially all the economic benefits of the identified leased asset and to direct its use.

The components of lease cost were as follows (all recorded in research and development expense):

Three months ended March 31, 2026
Operating lease cost	$18,727
Total lease cost	$18,727

Other information related to leases is as follows:

Three months ended March 31, 2026
Operating cash flows from operating leases	$12,118
Variable lease payments	$6,288

As of March 31, 2026
Weighted average remaining lease term (in years)	2.8
Weighted average discount rate	9.7%

Future minimum payments under long-term leases at March 31, 2026 are as follows:

2026 (nine months remaining)	$54,529
2027	74,887
2028	77,133
Total lease payments	206,549
Less: imputed interest	(24,620)
Total lease liabilities	$181,929

Note 7. Stockholders’ equity

Warrants

As of March 31, 2026, there were outstanding and exercisable warrants to purchase an aggregate of 8,766,294 shares of common stock at a weighted average exercise price of $1.52 per share. The warrants had a weighted average remaining contractual term of 1.61 years as of March 31, 2026.

2025 Equity Incentive Plan

In 2025, the Company adopted an equity incentive plan reserving 15% of the outstanding Common Stock on a fully-diluted basis for the future issuance, at the discretion of our board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries. The 2025 Plan includes a customary “evergreen” provision with respect to the annual increase of the number of shares at the beginning of each fiscal year of the Company of up to the lesser of (i) four percent (4.0%) of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, commencing on the first day of the second fiscal year of the Company beginning after the final closing of the Offering or (ii) such number of shares as determined by the administrator. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on September 29, 2035.

The amount, terms of grants, and exercisability provisions are determined and set by the Company’s board of directors or compensation committee. The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

The Company has issued service-based non-statutory stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of four years.

The following table summarizes the stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2026	-	$-	-
Granted	1,120,000	$1.14
Outstanding at March 31, 2026	1,120,000	$1.14	9.5
Exercisable at March 31, 2026	146,458	$1.14	9.5

The intrinsic value of the outstanding options as of March 31, 2026 was $0. Options granted to employees during the three months ended March 31, 2026 had a weighted-average grant-date fair value of $0.66.

The grant date fair value of each stock option grant in 2026 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Three Months Ended March 31,
2026
Expected volatility	54.9%
Expected dividends	0.0%
Expected term	6.6
Risk-free rate	3.9%
Exercise price	$1.14

Restricted Stock Awards

During the quarter ended March 31, 2026, the Company granted 150,000 restricted stock to one consultant. The stock vests over four years with a 1-year cliff from the grant date.

	Consultant Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	258,334	$1.14000
Granted	150,000	$1.14000
Unvested at March 31, 2026	408,334	$1.14000

The Company recorded $155,478 and $11,667 of stock-based compensation expense (for both restricted awards and stock options) in its accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $10,743 of the total stock-based compensation in research and development expense and recorded $144,735 in general and administrative expense for the three months ended March 31, 2026. The Company recorded all of the $11,667 of the total stock-based compensation in general and administrative expense for the three months ended March 31, 2025.

As of March 31, 2026, the unrecognized compensation cost (for both restricted awards and stock options) was $1,016,234 and will be recognized over an estimated weighted-average amortization period of 3.4 years.

Note 8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 15, 2026, the issuance date of these condensed consolidated financial statements, and has not identified any requiring disclosure except as noted below.

On April 20, 2026, the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”)for an aggregate purchase price of $15,095,412, at a purchase price of $4.00 per Share. A total of 374,761 warrants were issued in connection with the Offering. Total proceeds raised from this offering was $16,975,412.

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1,880,000.

In connection with the Offering, Laidlaw & Company (UK) Ltd. (the “Placement Agent”) was paid at each closing (i) a cash fee equal to ten percent (10%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Placement Agent and (ii) five percent (5%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Company, as well as a non-allocable expense reimbursement equal to two (2%) of the gross proceeds delivered by Placement Agent introduced investors on a closing date to the Company, and one (1%) of the gross proceeds delivered by Company introduced investors on a closing date to the Company. The Placement also received, at the final closing of the private placement, warrants to purchase shares of Common Stock in an amount equal to ten percent (10%) of the Common Stock sold to Placement Agent introduced parties which are exercisable for five (5) years and have an exercise price equal to 120% of the lowest price per share of the shares of Common Stock issued or issuable to investors in the Offering. The Company agreed to pay certain other expenses of the Placement Agent, including the fees and expenses of its counsel, in connection with the Offering. Subject to certain customary exceptions, the Company also indemnified the Placement Agent to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering, including certain civil liabilities under the Securities Act of 1933, and, where such indemnification is not available, to contribute to the payments the Placement Agent and its sub-agents may be required to make in respect of such liabilities.

The Company is analyzing the warrants issued with this transaction for the accounting treatment and no conclusions have been reached as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Throughout this section, unless otherwise noted, “we,” “us,” “our,” “Company” and similar terms refer to Palomino Laboratories, Inc. prior to the closing of the Merger, and to the Company after the closing of the Merger. Following is a discussion and analysis of our financial condition and results of operations. You should read the following together with our financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of consolidated financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

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

Since the Company’s inception in 2023, it has devoted substantially all of its efforts and financial resources to building the organization, including raising capital, organizing and staffing the company, business planning, and providing general and administrative support for these operations. Prior to the merger, the Company has funded its operations primarily with proceeds from the sale and issuance of SAFE Notes. From inception through March 31, 2026, the Company raised aggregate net proceeds of approximately $1,800,000 from the issuance and sale of Simple Agreement for Future Equity (SAFE) Liabilities.

During the three months ended March 31, 2026, the Company’s net losses were $1,243,430, and for the three months ended March 31, 2025, the Company incurred a net losses of $985,169. Substantially all of its net losses have resulted from costs incurred from general and administrative costs associated with our operations.

Based on the Company’s current operating plans, it estimates that its existing cash as of March 31, 2026 and the $16,975,412 of proceeds from the recent April private placement, will be sufficient to support operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Recent Developments

On April 20, 2026, the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”)for an aggregate purchase price of $15,095,412, at a purchase price of $4.00 per Share. A total of 374,761 warrants were issued in connection with the Offering. Total proceeds raised from this offering was $16,975,412.

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1,880,000.

In connection with the Offering, Laidlaw & Company (UK) Ltd. (the “Placement Agent”) was paid at each closing (i) a cash fee equal to ten percent (10%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Placement Agent and (ii) five percent (5%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Company, as well as a non-allocable expense reimbursement equal to two (2%) of the gross proceeds delivered by Placement Agent introduced investors on a closing date to the Company, and one (1%) of the gross proceeds delivered by Company introduced investors on a closing date to the Company. The Placement also received, at the final closing of the private placement, warrants to purchase shares of Common Stock in an amount equal to ten percent (10%) of the Common Stock sold to Placement Agent introduced parties which are exercisable for five (5) years and have an exercise price equal to 120% of the lowest price per share of the shares of Common Stock issued or issuable to investors in the Offering. The Company agreed to pay certain other expenses of the Placement Agent, including the fees and expenses of its counsel, in connection with the Offering. Subject to certain customary exceptions, the Company also indemnified the Placement Agent to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering, including certain civil liabilities under the Securities Act of 1933, and, where such indemnification is not available, to contribute to the payments the Placement Agent and its sub-agents may be required to make in respect of such liabilities.

The Company is analyzing the warrants issued with this transaction for the accounting treatment and no conclusions have been reached as of the date of this filing.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facilities related expenses, legal fees related to intellectual property and corporate matters, other professional fees for accounting and consulting services, and other administrative expenses.

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

Research and Development Expenses

Research and development represent costs incurred to develop our technologies. These costs consist of personnel costs, including salaries, employee benefit costs, stock-based compensation expenses, lease expenses, university contribution expense, nanofabrication lab usage expense as well as depreciation and amortization expense for capitalized assets associated with these functions. We expense all research and development costs in the periods in which they are incurred.

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

Results of Operations

The three months ended March 31, 2026, compared to the three months ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change
Operating expenses:
General and administrative	$805,363	$17,828	$787,535
Research and development	438,240	-	438,240
Total operating expenses	1,243,603	17,828	1,225,775
Loss from operations	(1,243,603)	(17,828)	(1,225,775)
Other income:
Change in fair value of SAFE notes	-	(968,150)	968,150
Interest income	173	809	(636)
Net loss	$(1,243,430)	$(985,169)	$(258,261)

General and Administrative Expenses

General and administrative expenses were $805,363 for the three months ended March 31, 2026, compared to $17,828 in the same period of last year. The increase was primarily due to increase in public company costs and payroll and compensation costs.

Research and Development Expenses

Research and development expenses were $438,240 for the three months ended March 31, 2026, compared to $0 in the same period of last year. The increase was primarily due to building out of the Company’s operations and research and development activities which included payments to third-party consulting services and employee compensation.

Change in fair value SAFE notes

We recognized a change in fair value of $0 related to the SAFE Notes for the three months ended March 31, 2026 versus $968,150 for the three months ended March 31, 2025. This change was mainly attributable to the Company’s SAFE notes that were in existence during 2025. Upon the Merger in September 2025, the SAFE notes were converted into common stock.

Interest Income

For the three months ended March 31, 2026, and 2025, the Company recognized $173 and $809, respectively, of interest income related to certain cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

Company has incurred net losses and negative cash flows from operations since its inception. Through March 31, 2026, Company has primarily funded its operations through the sale and issuance of SAFE notes and common stock. The Company’s current capital resources, consisting of cash and cash equivalents and the $16,975,412 of proceeds from the recent April private placement, are expected to be sufficient to fund operations for at least the next twelve months from the issuance date of its condensed consolidated financial statements. Company’s future viability depends on its ability to generate cash from operating activities or to obtain additional capital to finance its operations. There can be no assurance that Company will be able to secure sufficient funding on acceptable terms, or at all, to continue its operations.

Cash flows for the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025

Net cash (used in) provided by operating activities	$(1,116,468)	$3,052
Net cash used in investing activities	(318,336)	-
Net cash (used in) provided by financing activities	(30,000)	20
Net (decrease) increase in cash and cash equivalents	$(1,464,804)	$3,072

Operating Activities

Net cash used in operating activities was $1,116,468 for the three months ended March 31, 2026. Cash used in operating activities reflected the Company’s net loss of $1,243,430 and changes in operating assets and liabilities of $31,279 which was offset by noncash charges of $158,241 related to stock-based compensation and depreciation.

During the three months ended March 31, 2025, cash provided by operating activities was $3,052. Cash provided by operating activities reflected the Company’s net loss of $985,169 and changes in operating assets and liabilities of $8,404, which was offset by noncash charges of $968,150 and $11,667, related to the change in fair value of SAFE notes and stock-based compensation, respectively.

Investing Activities

Net cash used in investing activities was $318,336 for the three months ended March 31, 2026, primarily due to the purchase of lab equipment.

There were no investing activities for the three months ended March 31, 2025.

Financing Activities

Net cash used financing activities was $30,000 for the three months ended March 31, 2026, primarily due to the payment of deferred financing costs for the April common stock issuance.

There were immaterial financing activities for the three months ended March 31, 2025.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Critical Accounting Policies and Significant Judgements and Estimates

Management’s discussion and analysis of Company’s financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires Company to make estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in its financial statements, as well as the reported expenses incurred during the reporting periods. Company bases its estimates on historical experience and on various other factors that Company’s management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While Company’s significant accounting policies are described in more detail in Note 2 to its financial statements included elsewhere in this document, Company believes that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on its financial condition or results of operations.

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. The Company classifies share-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards comprise of restricted stock awards (RSA) and stock options. The fair value of RSAs is measured based on the grant-date fair value of the restricted stock awards.

Stock options fair value is measured using the black scholes model and the model consists of the following inputs: the expected term of the stock options is estimated using the “simplified method” as the Company does not have sufficient historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Estimating the fair value of share-based award requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Recent Accounting Pronouncements

See Note 2 to Company’s financial statements found elsewhere in this document for a description of recent accounting pronouncements applicable to its financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide this information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 20, 2026, the Company entered into subscription agreements with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share for an aggregate purchase price of $15,095,412.00, at a purchase price of $4.00 per Share.

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1,880,000.

The Offering and sale of the Shares will be issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

PALOMINO LABORATORIES INC.

Date: May 15, 2026	By:	/s/ Jeffrey Shealy
	Name:	Jeffrey Shealy
	Title:	President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jason Tu
	Name:	Jason Tu
	Title:	Chief Accounting Officer, Treasurer
(Principal Financial and Accounting Officer)

