Form 10-Q
period 2026-06-30
Palomino Laboratories Inc.
filed 2026-08-05
CIK 1938569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2026

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

As of August 4, 2026, the registrant had 27,636,539 shares of common stock issued and outstanding.

PALOMINO LABORATORIES INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2026

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

3

PALOMINO LABORATORIES INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 (UNAUDITED)

palomino laboratories inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	(Unaudited) June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,444,793	$8,121,445
Prepaids and other current assets	148,566	312,700
Total current assets	19,593,359	8,434,145
Property and equipment, net	1,244,439	-
Right of use asset, net	166,781	-
Other assets	37,587	-
Total assets	$21,042,166	$8,434,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	162,473	55,687
Accrued expense and other liabilities	145,607	280,771
Operating lease liability, current	60,805	-
Total current liabilities	368,885	336,458
Operating lease liability, noncurrent	107,077	-
Total liabilities	475,962	336,458

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 23,164,539 and 18,770,686 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,316	1,877
Additional paid-in capital	26,353,914	11,277,372
Accumulated deficit	(5,790,026)	(3,181,562)
Total stockholders’ equity	20,566,204	8,097,687
Total liabilities and stockholders’ equity	$21,042,166	$8,434,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$696,635	$337,445	$1,501,998	$355,273
Research and development	668,636	-	1,106,876	-
Total operating expenses	1,365,271	337,445	2,608,874	355,273
Loss from operations	(1,365,271)	(337,445)	(2,608,874)	(355,273)
Other income (expense):
Change in fair value of SAFE notes	-	726,850	-	(241,300)
Interest income	237	12	410	821
Net (loss) income	$(1,365,034)	$389,417	$(2,608,464)	$(595,752)

Net loss per common share - basic and dilutive	$(0.06)	$0.15	$(0.13)	$(0.25)
Weighted average common shares outstanding - basic and dilutive	21,818,476	2,584,135	20,174,547	2,405,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	18,770,686	$1,877	$11,277,372	$(3,181,562)	$8,097,687
Stock-based compensation expense	-	-	155,478	-	155,478
Issuance of restricted stock awards	150,000	15	(15)	-	-
Net loss	-	-	-	(1,243,430)	(1,243,430)
Balance, March 31, 2026	18,920,686	$1,892	$11,432,835	$(4,424,992)	$7,009,735
Stock-based compensation expense	-	-	100,528	-	100,528
Issuance of common shares	4,243,853	424	14,820,551	-	14,820,975
Net loss	-	-	-	(1,365,034)	(1,365,034)
Balance, June 30, 2026	23,164,539	$2,316	$26,353,914	$(5,790,026)	$20,566,204

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	6,000,000	$60	$-	$(18,366)	$(18,306)
Retroactive application of recapitalization	(1,500,000)	390	(390)	-	-
Balance, December 31, 2024	4,500,000	450	(390)	(18,366)	(18,306)
Stock-based compensation expense	-	-	11,667	-	11,667
Issuance of restricted stock awards	1,500,000	150	5	-	155
Net loss	-	-	-	(985,169)	(985,169)
Balance, March 31, 2025	6,000,000	600	11,282	(1,003,535)	(991,653)
Stock-based compensation expense	-	-	155,000	-	155,000
Net income	-	-	-	389,417	389,417
Balance, June 30, 2025	6,000,000	600	166,282	(614,118)	(447,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Six Months ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,608,464)	$(595,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation related to employees and non-employees	256,006	166,667
Depreciation expense	15,213	-
Change in fair value of SAFE notes	-	241,300
Changes in operating assets and liabilities:
Prepaids and other assets	126,547	(17,332)
Accounts payable	106,786	124,086
Accrued expenses and other liabilities	(135,164)	-
Change in right of use and lease liability	1,101	-
Net cash used in operating activities	(2,237,975)	(81,031)
Investing activities:
Purchase of property and equipment	(1,259,652)	-
Net cash used in investing activities	(1,259,652)	-
Cash flows from financing activities:
Proceeds from sale of common stock and warrants in private placement, net of issuance costs	14,820,975	-
Proceeds from issuance of restricted stock awards	-	20
Payment of deferred financing costs	-	(25,000)
Proceeds from issuance of SAFE notes	-	1,695,000
Net cash provided by financing activities	14,820,975	1,670,020
Net increase in cash and cash equivalents	11,323,348	1,588,989
Cash and cash equivalents at beginning of the period	8,121,445	134,657
Cash and cash equivalents at end of the period	$19,444,793	$1,723,646

Supplemental schedule of non-cash activities:
Right of use asset acquired in exchange for lease liability	$189,582	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Its mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. The Company is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. The Company’s differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers, and high-performance computing systems. During the six months ended June 30, 2026 and 2025, the Company did not earn revenues and was considered in the development stage. However, the Company is in process of setting up revenue generating operations.

Liquidity

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2026, the Company had an accumulated deficit of $5,790,026 and incurred net losses of $2,608,464 and $595,752 during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company had a balance of cash and cash equivalents of $19,444,793. The Company believes that its existing cash and cash equivalents balance will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed financial statements) considered necessary to present fairly the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, its condensed consolidated statements of operations and stockholders’ equity (deficit) for the three and six months ended June 30, 2026 and 2025, and its condensed consolidated cash flows for the six months ended June 30, 2026 and 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes as of and for the year ended December 31, 2025. The December 31, 2025 balance sheet presented in these unaudited condensed consolidated financial statements has been derived from the Company’s Annual Report on Form 10-K, which were filed with SEC on March 31, 2026.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised accounting standards.

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

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying unaudited condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, realization of deferred tax assets, useful lives of assets, impairment of assets, incremental borrowing rate for leases and fair value of share-based awards.

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

Property and Equipment, net

Property and equipment, net is recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance of capitalized assets associated with research & development functions, that do not improve or extend the life of the assets are charged to research and development expense as incurred only if those assets relate to research and development. Maintenance for general property and equipment like computers and furniture and fixtures are expensed in general and administrative expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are approximately 3-5 years for lab equipment. The Company recognizes depreciation expense in research and development expense if the related property and equipment, net is used for research and development purposes. Otherwise, depreciation expense is recorded in general and administrative expense.

Construction in progress (CIP) is recorded at historical cost. The historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Where an asset requires a period of time to carry out the activities necessary to bring it to that condition and location, the costs incurred during that period form part of the asset’s historical cost. When a CIP asset is substantially complete and ready for its intended use, its accumulated cost is transferred from CIP to the appropriate PP&E asset. Depreciation begins at that point. CIP is not depreciated while under construction. Depreciation expense for an asset is determined based on the asset’s useful life.

The Company evaluates the net realizable value of long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over their fair value. No circumstances or events indicated impairment to property and equipment as of June 30, 2026 and December 31, 2025 and during the periods ended June 30, 2026 and June 30, 2025.

Leases

The Company determines whether a contract is or contains a lease at inception in accordance with ASC 842, Leases. Operating leases are recognized on the unaudited condensed consolidated balance sheet as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use the underlying leased asset over the lease term.

Lease liabilities are measured at the present value of lease payments not yet paid, discounted using the Company’s incremental borrowing rate (“IBR”) at the commencement date (or the effective date of a modification, as applicable), as the rate implicit in the Company’s leases is not readily determinable. The IBR is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. ROU assets are measured at the amount of the lease liability, adjusted for any lease payments made at or before commencement, lease incentives received, and initial direct costs incurred.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate, including the Company’s share of building operating expenses and common area maintenance charges, are expensed as incurred and are not included in the measurement of lease liabilities. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the unaudited condensed consolidated balance sheet. There were no Short-term Leases as of June 30, 2026 and December 31, 2025.

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

	For the Six Months Ended June 30,
	2026	2025

Unvested restricted stock	408,334	3,187,500
Stock options	1,120,000	-
Warrants	9,141,055	-
Total	10,669,389	3,187,500

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative:
Legal fees	$24,116	$300	$84,726	$4,480
Accounting and other professional fees	181,771	120,318	446,210	121,318
Stock compensation expense	90,345	155,000	235,080	166,667
Payroll and benefits	142,005	60,451	391,981	60,451
Other	258,398	1,376	344,001	2,357
Research and development:
Stock compensation expense	10,183	-	20,926	-
Payroll and benefits	239,203	-	435,640	-
Nanofabrication lab usage expense	250,796	-	341,856	-
University expense	33,333	-	120,833	-
Other	135,121	-	187,621	-
	$1,365,271	$337,445	$2,608,874	$355,273

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

ASU 2025-12 Codification Improvements. In December 2025, the FASB issued this ASU which addresses 33 specific technical issues to clarify GAAP. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities. The Company is currently evaluating the impact that the adoption of ASU 2025-12 will have on its unaudited condensed consolidated financial statements and disclosures.

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

Note 3: Property and Equipment, net

	June 30,	December 31,
	2026	2025
Lab equipment	$315,110	$-
Construction in progress	944,542	-
Property and equipment, gross	1,259,652	-
Less: accumulated depreciation	(15,213)	-
Property and equipment, net	$1,244,439	$-

The Company recorded $12,450 and $15,213 of depreciation expense (included in research and development expense on the unaudited condensed consolidated statements of operations) during the three and six months ended June 30, 2026, respectively. There were no fixed assets during the year ended December 31, 2025.

Note 4: Accrued Expenses and Other Liabilities

	June 30,	December 31,
	2026	2025
University-related payable	$58,333	$175,000
Professional fees	59,104	67,925
Accrued payroll	8,779	23,194
Other	19,391	14,652
Total	$145,607	$280,771

Note 5. Related Party Debt and Transactions

Related party consulting arrangements

During March 2025, the Company employed Dalton DenBaars, the son of Steven DenBaars, a founding member and director of the Company, on a part-time basis. Prior to his transition to part-time employee status on October 15, 2025, Dalton DenBaars performed services for the Company on an as-needed basis. Effective October 15, 2025, Dalton DenBaars became a part-time employee and receives an annual salary of $90,000. There were no accrued payroll or accrued expenses related to Dalton at the periods ended June 30, 2026 and December 31, 2025. The Company expensed $22,500 and $1,000 in general and administrative expense related to compensation expense for Dalton during the three months ended June 30, 2026 and 2025, respectively. The Company expensed $43,750 and $1,000 in general and administrative expense related to compensation expense for Dalton during the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company consulted Steven DenBaars on various services and as of the periods ended June 30, 2026 and December 31, 2025, accrued payroll and accrued expenses included $892 and $0, respectively, for unpaid amounts due to him. The Company expensed $12,718 and $57,839 in general and administrative expense related to compensation expense for Steven during the three and six months ended June 30, 2026, respectively. There was no expense related to compensation expense for Steven during the three and six months ended June 30, 2025.

During 2025, the Company entered into a consulting agreement with Erica Honick, pursuant to which Ms. Honick provides assistance in areas of human resources (inclusive of talent management and learning & development), as well as risk management and internal audit for the Company’s optical devices and related applications. Under this agreement, Erica Honick is paid $10,000 per month beginning October 1, 2025. In addition, Ms. Honick was granted the right to purchase 30,000 shares of the Company’s common stock, which vest over a 4-year period. During the three and six months ended June 30, 2026, the Company recognized $30,000 and $60,000 of cash compensation in general and administrative expense related to services performed by Ms. Honick, respectively. There was $10,000 outstanding and included in accounts payable under this arrangement as of June 30, 2026.

In January 2026, the Company purchased certain test equipment from James Shealy, the brother of the Company’s Chief Executive Officer and director for $28,197.

During 2025, the Company entered into a consulting agreement with Maggie Nguyen LLC, pursuant to which Ms. Nguyen provides assistance in areas of finance, accounting, payroll, and benefits. Under this agreement, Maggie Nguyen LLC is paid $10,000 per month beginning October 1, 2025. In addition, Ms. Nguyen was granted the right to purchase 30,000 shares of the Company’s common stock, which vest over a four-year period. During the three and six months ended June 30, 2026, the Company recognized $30,000 and $60,000 of cash compensation in general and administrative expense related to services performed by Ms. Nguyen, respectively. There was $10,000 outstanding and included in accounts payable under this arrangement as of June 30, 2026.

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2026 and December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

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

The components of lease cost were as follows (all recorded in research and development expense):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Operating lease cost	$18,727	$37,454
Total lease cost	$18,727	$37,454

Other information related to leases is as follows:

Six months ended June 30, 2026
Operating cash flows from operating leases	$36,353
Variable lease payments	$31,273

As of June 30, 2026
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	9.7%

Future minimum payments under long-term leases at June 30, 2026 are as follows:

2026 (six months remaining)	$36,353
2027	74,887
2028	77,132
Total lease payments	188,372
Less: imputed interest	(20,490)
Total lease liabilities	$167,882

Note 7. Stockholders’ equity

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

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1,880,000. Total proceeds raised from this offering were $16,975,412.

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

The Company received aggregate gross proceeds of $16,975,412 from the Offering and additional closing, which were allocated between the common stock and the warrants. Direct and incremental issuance costs of $2,154,437, including placement agent fees and related offering expenses, were recorded as a reduction of additional paid-in capital, resulting in net proceeds of $14,820,975 recorded within common stock and additional paid-in capital. The Company evaluated the warrants under ASC 480 and ASC 815 and determined that they meet the criteria for equity classification. Accordingly, the warrants are classified within stockholders’ equity.

Warrants

As of June 30, 2026, there were outstanding and exercisable warrants to purchase an aggregate of 9,141,055 shares of common stock at a weighted average exercise price of $1.66 per share. The warrants had a weighted average remaining contractual term of 1.50 years as of June 30, 2026.

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

The following table summarizes the stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2026	-	$-	-
Granted	1,120,000	$1.14
Outstanding at June 30, 2026	1,120,000	$1.14	9.3
Exercisable at June 30, 2026	228,958	$1.14	9.3

The intrinsic value of the outstanding options as of June 30, 2026 was approximately $3,200,000. Options granted to employees during the six months ended June 30, 2026 had a weighted-average grant-date fair value of $0.66.

The grant date fair value of each stock option grant in 2026 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Six Months Ended
June 30,
2026
Expected volatility	54.9%
Expected dividends	0.0%
Expected term	6.6
Risk-free rate	3.9%
Exercise price	$1.14

Restricted Stock Awards

During the six months ended June 30, 2026, the Company granted 150,000 restricted stock to one consultant. The stock vests over four years with a 1-year cliff from the grant date.

	Consultant Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	258,334	$1.14000
Granted	150,000	$1.14000
Unvested at June 30, 2026	408,334	$1.14000

The Company recorded stock-based compensation expense (for both restricted awards and stock options) in its accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$90,345	$155,000	$235,080	$166,667
Research and development	10,183	-	20,926	-
Total stock-based compensation expense	$100,528	$155,000	$256,006	$166,667

The intrinsic value of the vested shares of June 30, 2026 was $0 as no restricted stock has vested during the period. As of June 30, 2026, the unrecognized compensation cost (for both restricted awards and stock options) was $915,846 and will be recognized over an estimated weighted-average amortization period of 3.3 years.

Note 8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 4, 2026, the issuance date of these unaudited condensed consolidated financial statements, and has not identified any requiring disclosure except as noted below.

Stock Option Grants

On July 11, 2026, the Board of Directors approved grants of time-based and performance-based stock options under the Company’s 2025 Stock Incentive Plan. The options have an exercise price of $4.86 per share, equal to the fair market value of the Company’s common stock at the grant date as determined by the Board, and a term of ten years. Time-based options covering 110,000 shares vest over four years with a one-year cliff. Performance-based options covering 620,000 shares vest only upon the Company’s completion of a qualifying strategic acquisition (the “Acquisition Milestone”) by the end of calendar year 2026, followed by monthly service vesting over twelve months. Because the grant date occurred subsequent to June 30, 2026, no share-based compensation expense related to these awards is reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026.

Acquisition of Vega Links, Inc.

On July 30, 2026, the Board of Directors approved the acquisition of Vega Links, Inc. (“Vega Links”). Under the terms of the agreement, the Company will issue 4,472,000 shares of its common stock as consideration for the net assets of Vega links. No amounts related to the acquisition are reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026. The accounting assessment for this transaction is still underway as of the date of this filing.

New Lease

On July 14, 2026, the Board of Directors approved the execution of a lease for office and technical space in California. The lease was signed in July 2026. The Company expects to recognize a right-of-use asset and a corresponding lease liability upon commencement of the lease under ASC 842. Because the lease was entered into subsequent to June 30, 2026, no right-of-use asset or lease liability related to this lease is reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026.

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

Since the Company’s inception in 2023, it has devoted substantially all of its efforts and financial resources to building the organization, including raising capital, organizing and staffing the company, business planning, and providing general and administrative support for these operations. Prior to the merger, the Company has funded its operations primarily with proceeds from the sale and issuance of SAFE Notes. From inception through June 30, 2026, the Company raised aggregate net proceeds of approximately $1,800,000 from the issuance and sale of Simple Agreement for Future Equity (SAFE) Liabilities.

During the six months ended June 30, 2026, the Company’s net losses were $2,608,464, and for the six months ended June 30, 2025, the Company incurred a net losses of $595,752.

Based on the Company’s current operating plans, it estimates that its existing cash as of June 30, 2026 will be sufficient to support operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Recent Developments

OTCQB Listing

On April 17, 2026, the Company’s common stock began trading on the OTCQB Venture Market under the symbol “PALX,” following approval of the Company’s listing application by OTC Markets Group Inc.

Private Placement

On April 20, 2026, the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate purchase price of $15,095,412, at a purchase price of $4.00 per Share.

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

Stock Option Grants

On July 11, 2026, the Board of Directors approved grants of time-based and performance-based stock options under the Company’s 2025 Stock Incentive Plan. The options have an exercise price of $4.86 per share, equal to the fair market value of the Company’s common stock at the grant date as determined by the Board, and a term of ten years. Time-based options covering 110,000 shares vest over four years with a one-year cliff. Performance-based options covering 620,000 shares vest only upon the Company’s completion of a qualifying strategic acquisition (the “Acquisition Milestone”) by the end of calendar year 2026, followed by monthly service vesting over twelve months. Because the grant date occurred subsequent to June 30, 2026, no share-based compensation expense related to these awards is reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026.

Acquisition of Vega Links, Inc.

On July 30, 2026, the Board of Directors approved the acquisition of Vega Links, Inc. (“Vega Links”). Under the terms of the agreement, the Company will issue 4,472,000 shares of its common stock as consideration for the net assets of Vega links. No amounts related to the acquisition are reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026. The accounting assessment for this transaction is still underway as of the date of this filing.

New Lease

On July 14, 2026, the Board of Directors approved the execution of a lease for office and technical space in California. The lease was signed in July 2026. The Company expects to recognize a right-of-use asset and a corresponding lease liability upon commencement of the lease under ASC 842. Because the lease was entered into subsequent to June 30, 2026, no right-of-use asset or lease liability related to this lease is reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026.

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

Research and Development Expenses

Research and development represent costs incurred to develop our technologies. These costs consist of employee and consultant costs, including salaries, employee benefit costs, stock-based compensation expenses, lease expenses, university contribution expense, nanofabrication lab usage expense as well as depreciation and amortization expense for capitalized assets associated with these functions. We expense all research and development costs in the periods in which they are incurred.

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

Results of Operations

The three months ended June 30, 2026, compared to the three months ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
General and administrative	$696,635	$337,445	$359,190
Research and development	668,636	-	668,636
Total operating expenses	1,365,271	337,445	1,027,826
Loss from operations	(1,365,271)	(337,445)	(1,027,826)
Other income:
Change in fair value of SAFE notes	-	726,850	(726,850)
Interest income	237	12	225

Net (loss) income	$(1,365,034)	$389,417	$(1,754,451)

General and Administrative Expenses

General and administrative expenses were $696,635 for the three months ended June 30, 2026, compared to $337,445 in the same period of last year. The increase was primarily due to increase in public company costs, professional fees and payroll and compensation costs.

Research and Development Expenses

Research and development expenses were $668,636 for the three months ended June 30, 2026, compared to $0 in the same period of last year. The increase was primarily due to building out of the Company’s operations and research and development activities which included payments to third-party consulting services, employee compensation, and nanofabrication lab usage.

Change in fair value SAFE notes

We recognized a change in fair value of $0 related to the SAFE Notes for the three months ended June 30, 2026 versus $726,850 for the three months ended June 30, 2025. This change was mainly attributable to the Company’s SAFE notes that were in existence during 2025. Upon the Merger in September 2025, the SAFE notes were converted into common stock.

Interest Income

For the three months ended June 30, 2026, and 2025, Company recognized $237 and $12, respectively, of interest income related to certain cash and cash equivalents.

The six months ended June 30, 2026, compared to the six months ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
General and administrative	$1,501,998	$355,273	$1,146,725
Research and development	1,106,876	-	1,106,876
Total operating expenses	2,608,874	355,273	2,253,601
Loss from operations	(2,608,874)	(355,273)	(2,253,601)
Other income:
Change in fair value of SAFE notes	-	(241,300)	241,300
Interest income	410	821	(411)

Net loss	$(2,608,464)	$(595,752)	(2,012,712)

General and Administrative Expenses

General and administrative expenses were $1,501,998 for the six months ended June 30, 2026, compared to $355,273 in the same period of last year. The increase was primarily due to increase in public company costs and payroll and compensation costs.

Research and Development Expenses

Research and development expenses were $1,106,876 for the six months ended June 30, 2026, compared to $0 in the same period of last year. The increase was primarily due to building out of the Company’s operations and research and development activities which included payments to third-party consulting services, employee compensation, and nanofabrication lab usage.

Change in fair value SAFE notes

We recognized a change in fair value of $0 related to the SAFE Notes for the six months ended June 30, 2026 versus $241,300 for the six months ended June 30, 2025. This change was mainly attributable to the Company’s SAFE notes that were in existence during 2025. Upon the Merger in September 2025, the SAFE notes were converted into common stock.

Interest Income

For the six months ended June 30, 2026, and 2025, Company recognized $410 and $821, respectively, of interest income related to certain cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

Company has incurred net losses and negative cash flows from operations since its inception. Through June 30, 2026, Company has primarily funded its operations through the sale and issuance of SAFE notes, common stock and warrants. The Company’s current capital resources, consisting of cash and cash equivalents are expected to be sufficient to fund operations for at least the next twelve months from the issuance date of its condensed consolidated financial statements. Company’s future viability depends on its ability to generate cash from operating activities or to obtain additional capital to finance its operations. There can be no assurance that Company will be able to secure sufficient funding on acceptable terms, or at all, to continue its operations.

Cash flows for the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(2,237,975)	$(81,031)
Net cash used in investing activities	(1,259,652)	-
Net cash provided by financing activities	14,820,975	1,670,020
Net increase in cash and cash equivalents	$11,323,348	$1,588,989

Operating Activities

Net cash used in operating activities was $2,237,975 for the six months ended June 30, 2026. Cash used in operating activities reflected the Company’s net loss of $2,608,464 and changes in operating assets and liabilities of $99,270 which was offset by noncash charges of $271,219 related to stock-based compensation and depreciation.

During the six months ended June 30, 2025, cash used in operating activities was $81,031. Cash used in operating activities reflected the Company’s net loss of $595,752, which was offset by noncash charges of $241,300 and $166,667, related to the change in fair value of SAFE notes and stock-based compensation, respectively and changes in operating assets and liabilities of $106,754.

Investing Activities

Net cash used in investing activities was $1,259,652 for the six months ended June 30, 2026, primarily due to the purchase of lab equipment.

There were no investing activities for the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was $14,820,975 for the six months ended June 30, 2026, primarily due to the proceeds from sale of common stock and warrants in private placement.

Net cash provided by financing activities was $1,670,020 for the six months ended June 30, 2025, primarily due to the proceeds from issuance of SAFE notes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 20, 2026, the Company entered into subscription agreements with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share for an aggregate purchase price of $15,095,412, at a purchase price of $4.00 per Share.

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

PALOMINO LABORATORIES INC.

Date: August 4, 2026	By:	/s/ Jeffrey Shealy
	Name:	Jeffrey Shealy
	Title:	President, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Jason Tu
	Name:	Jason Tu
	Title:	Chief Accounting Officer, Treasurer
(Principal Financial and Accounting Officer)

