Form 10-Q
period 2026-09-30
Palomino Laboratories Inc.
filed 2026-11-13
CIK 1938569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, the registrant had 27,636,539 shares of common stock issued and outstanding.

PALOMINO LABORATORIES INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2026

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

On September 29, 2025, Unite Acquisition’s wholly owned subsidiary, Palomino Acquisition Co., a Delaware corporation formed in the State of Delaware on August 19, 2025, (“Merger Sub”), merged with and into Palomino Laboratories Inc., a privately held Delaware corporation (“Private Palomino”). Pursuant to this transaction (the “Merger”), Private Palomino was the surviving corporation and became the Company’s wholly owned subsidiary, and all of the outstanding stock of Private Palomino was converted into shares of the combined Company’s common stock, par value $0.0001 per share. In addition, in connection with the Merger, all of Private Palomino’s outstanding simple agreements for future equity (“SAFEs”) converted into shares of common stock and warrants at $1.5 per share and all of Private Palomino’s outstanding warrants became exercisable for shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or future year.

3

PALOMINO LABORATORIES INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 (UNAUDITED)

palomino laboratories inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands of USD, except number of shares and per share data)

	(Unaudited)
	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$17,788	$8,121
Prepaids and other current assets	108	313
Total current assets	17,896	8,434
Property and equipment, net	1,378	-
Right-of-use assets, net	329	-
Intangible assets - IPR&D	21	-
Goodwill	26	-
Other assets	45	-
Total assets	$19,695	$8,434

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$362	$56
Accrued expenses and other liabilities	410	281
Liability for unvested restricted stock, current	18	-
Operating lease liability, current	157	-
Total current liabilities	947	337
Operating lease liability, noncurrent	178	-
Liability for unvested restricted stock, noncurrent	38	-
Deferred tax liability	2	-
Total liabilities	1,165	337

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 27,636,539 and 18,770,686 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	28,738	11,277
Accumulated deficit	(10,210)	(3,182)
Total stockholders’ equity	18,530	8,097
Total liabilities and stockholders’ equity	$19,695	$8,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in thousands of USD, except number of shares and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Operating expenses:
General and administrative	$2,618	$1,605	$4,120	$1,962
Research and development	1,803	-	2,910	-
Total operating expenses	4,421	1,605	7,030	1,962
Loss from operations	(4,421)	(1,605)	(7,030)	(1,962)
Other income (expense):
Change in fair value of SAFE notes	-	(220)	-	(461)
Interest income	-	-	1	1
Total other income (expense)	-	(220)	1	(460)

Income tax benefit	1	-	1	-
Net loss	$(4,420)	$(1,825)	$(7,028)	$(2,422)

Net loss per common share - basic and diluted	$(0.19)	$(0.54)	$(0.33)	$(0.88)
Weighted average common shares outstanding - basic and diluted	22,823,051	3,383,919	21,067,084	2,735,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(all amounts in thousands of USD, except number of shares and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	18,770,686	$2	$11,277	$(3,182)	$8,097
Stock-based compensation expense	-	-	155	-	155
Issuance of restricted stock awards	150,000	-	-	-	-
Net loss	-	-	-	(1,243)	(1,243)
Balance, March 31, 2026	18,920,686	2	11,432	(4,425)	7,009
Stock-based compensation expense	-	-	101	-	101
Issuance of common shares, net of issuance costs of $2,154	4,243,853	-	14,821	-	14,821
Net loss	-	-	-	(1,365)	(1,365)
Balance, June 30, 2026	23,164,539	2	26,354	(5,790)	20,566
Stock-based compensation expense	-	-	2,355	-	2,355
Issuance of common stock in acquisition of Vega Links Inc. (4,386,666 unvested)	4,472,000	-	29	-	29
Net loss	-	-	-	(4,420)	(4,420)
Balance, September 30, 2026	27,636,539	$2	$28,738	$(10,210)	$18,530

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	6,000,000	$-	$-	$(17)	$(17)
Retroactive application of recapitalization	(1,500,000)	-	-	-	-
Balance, December 31, 2024	4,500,000	-	-	(17)	(17)
Stock-based compensation expense	-	-	12	-	12
Issuance of restricted stock awards	1,500,000	-	-	-	-
Net loss	-	-	-	(985)	(985)
Balance, March 31, 2025	6,000,000	-	12	(1,002)	(990)
Stock-based compensation expense	-	-	155	-	155
Net income	-	-	-	388	388
Balance, June 30, 2025	6,000,000	-	167	(614)	(447)
Common stock and warrants issued in connection with SAFE conversion	1,537,501	-	2,306	-	2,306
Sale of common stock and warrants in the private placement, net of issuance costs of $1,596	5,344,623	1	6,421	-	6,422
Equity of Unite Acquisition 3 Corp. at the time of the exchange	5,000,000	1	(1)	(398)	(398)
Common stock cancelled at the time of the exchange	(1,000,000)	-	-	-	-
Recapitalization of Unite Acquisition 3 Corp. accumulated deficit at time of the exchange	-	-	(398)	398	-
Stock-based compensation expense	-	-	1,074	-	1,074
Issuance of restricted stock awards in exchange for pre-Merger services	370,834	-	183	-	183
Issuance of restricted stock awards in exchange for future services	358,334	-	-	-	-
Net loss	-	-	-	(1,825)	(1,825)
Balance, September 30, 2025	17,611,292	$2	$9,752	$(2,439)	$7,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

palomino laboratories inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in thousands of USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(7,028)	$(2,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation related to employees and non-employees	2,611	1,424
Depreciation expense	32	-
Change in fair value of SAFE notes	-	461
Deferred income tax benefit from release of valuation allowance	(1)	-
Changes in operating assets and liabilities:
Prepaids and other assets	161	(411)
Accounts payable	279	58
Accrued expenses and other liabilities	129	499
Change in right of use and lease liability	6	-
Net cash used in operating activities	(3,811)	(391)

Cash flows from investing activities:
Purchase of property and equipment	(1,388)	-
Cash acquired in acquisition of Vega Links Inc.	70	-
Net cash used in investing activities	(1,318)	-

Cash flows from financing activities:
Proceeds from sale of common stock and warrants in private placement	16,975	8,017
Proceeds from issuance of SAFE notes	-	1,695
Payment of offering cost related to private placement	(2,154)	(1,559)
Repayment of shareholder loans assumed in acquisition	(25)	-
Net cash provided by financing activities	14,796	8,153

Net increase in cash and cash equivalents	9,667	7,762
Cash and cash equivalents at beginning of the period	8,121	135
Cash and cash equivalents at end of the period	$17,788	$7,897

Supplemental schedule of non-cash activities:
Right of use asset acquired in exchange for lease liability	$376	$-
Unpaid transaction costs	-	37
Common stock issued in acquisition of Vega Links, Inc.	29	-
Purchase of property and equipment included in accounts payable	19	-
Recapitalization of Unite Acquisition 3 Corp. accumulated deficit at time of the exchange	-	(398)
Conversion of SAFE notes	-	2,306

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

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Its mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. The Company is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. The Company’s differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers, and high-performance computing systems. On July 31, 2026, the Company acquired Vega Links Inc., a developer of semiconductor integrated circuits for high-speed interconnects. The acquisition expands the Company’s optical interconnect platform with Vega Links’ high-speed interconnect integrated circuit and digital signal processing technology and adds its engineering team (See Note 3, Business Combination). During the nine months ended September 30, 2026 and 2025, the Company did not earn revenues and was considered in the development stage. However, the Company is in process of setting up revenue generating operations.

Liquidity

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2026, the Company had an accumulated deficit of $10.2 million and incurred net losses of $7.0 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company had a balance of cash and cash equivalents of $17.8 million. The Company believes that its existing cash and cash equivalents balance will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues to hire additional personnel, protect its intellectual property and grow its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan. Financing activities may include, but are not limited to, public or private equity offerings, debt financing, or other sources. Such activities are subject to significant risks and uncertainties.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently applied during the preparation of the accompanying unaudited condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, its condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and its condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain all of the disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and related notes as of and for the year ended December 31, 2025. The December 31, 2025 balance sheet presented in these unaudited condensed consolidated financial statements has been derived from the Company’s Annual Report on Form 10-K, which were filed with SEC on March 31, 2026. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.

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

Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying unaudited condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, realization of deferred tax assets, useful lives of assets, impairment of assets, incremental borrowing rate for leases, purchase price allocations, including fair value estimates of intangible assets, goodwill and the valuation and expensing of share-based awards.

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

The carrying amounts of certain financial assets and liabilities, including prepaid and other current assets, accounts payable and accrued liabilities approximate fair value because of the short maturity and liquidity of those instruments. The carrying amount of the liability for unvested restricted stock, including its noncurrent portion, approximates fair value because it represents the cash received for unvested restricted stock, which would be repaid at the original purchase price if the Company repurchases those shares. The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, which at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The Company holds cash at financial institutions that the Company believes are good credit, quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

Significant Risks and Uncertainties Including Business Risks

The Company is an early-stage, fabless semiconductor company that has not yet generated revenue. Although the Company has established business operations, including leased facilities, property and equipment and ongoing research and development activities, and acquired Vega Links (see Note 3, Business Combination), the Company has a limited operating history upon which to evaluate the business and future prospects, which subjects it to a number of risks and uncertainties, including its ability to complete the development and commercialization of its products, integrate the operations of Vega Links, and plan for and predict future growth.

The Company may need to raise additional capital to support its development and commercialization activities. Significant risks and uncertainties to the Company’s operations include failing to secure additional funding and the threat of other companies developing and bringing to market similar technology at an earlier time than the Company.

Property and Equipment, net

Property and equipment, net is recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance of capitalized assets associated with research & development functions, that do not improve or extend the life of the assets are charged to research and development expense as incurred only if those assets relate to research and development. Maintenance for general property and equipment like computers and furniture and fixtures are expensed in general and administrative expense. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company recognizes depreciation expense in research and development expense if the related property and equipment, net is used for research and development purposes. Otherwise, depreciation expense is recorded in general and administrative expense.

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

The Company evaluates the net realizable value of long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over their fair value. No circumstances or events indicated impairment to property and equipment as of September 30, 2026 and December 31, 2025 or during the three and nine months ended September 30, 2026 and 2025.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate, including the Company’s share of building operating expenses and common area maintenance charges, are expensed as incurred and are not included in the measurement of lease liabilities. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the unaudited condensed consolidated balance sheet. There were no Short-term Leases as of September 30, 2026 and December 31, 2025.

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. Compensation cost for awards granted to non-employees is recognized as if the Company had paid cash for the services; for non-employee awards with graded vesting, each separately vesting tranche is treated as a separate award and is recognized from the service inception date to its vesting date. For stock options with performance conditions, compensation cost is recognized when it is probable that the performance conditions will be achieved. The Company classifies share-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards consist of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), service-based stock options and performance-based stock options. The fair value of RSAs, RSUs and PSUs are measured based on the grant-date fair value of the restricted stock awards.

Stock options fair value is measured using the Black-Scholes-Merton option pricing model consists of the following inputs: the expected term of the stock options is estimated using the “simplified method” as the Company does not have sufficient historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

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

Liability for unvested restricted stock

The Consideration Shares issued in the acquisition of Vega Links remain subject to the stock purchase agreements that the Company assumed from Vega Links. Under those agreements, if a holder ceases to provide services to the Company, the Company may repurchase the holder’s unvested shares within 90 days at the holder’s original purchase price, and the repurchase right is deemed exercised automatically unless the Company elects not to exercise it. Because the Company can reacquire unvested shares for the amount the holder paid, the cash received for unvested shares is not considered an equity issuance until the shares vest and is recorded as a liability for unvested restricted stock. As the shares vest, the related portion of the liability is reclassified to common stock and additional paid-in capital. If unvested shares are repurchased, the purchase price is refunded and the related liability is extinguished. The portion of the liability related to shares scheduled to vest within twelve months of the balance sheet date under each award’s contractual vesting schedule is classified as current, and the remainder is classified as noncurrent. As of September 30, 2026, the liability for unvested restricted stock was $18 thousand current and $38 thousand noncurrent, related to 4,360,000 unvested Consideration Shares.

In connection with the restricted stock awards, each grantee made an election under Section 83(b) of the Internal Revenue Code of 1986, as amended (the “Code”), to recognize compensation income in the year of purchase equal to the excess, if any, of the fair market value of the shares on the purchase date, determined without regard to any restrictions other than restrictions that will never lapse, over the purchase price paid. The elections are tax elections made by the grantees and do not affect the Company’s accounting for the restricted stock awards under ASC 718.

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

The computation below excludes 1,600,000 performance-based restricted stock units granted. These units are contingently issuable shares whose performance conditions had not been satisfied at September 30, 2026, and accordingly they were not included in the computation of diluted net loss per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	For the Nine Months Ended September 30,
	2026	2025

Unvested restricted stock awards	4,703,750	358,334
Unvested restricted stock units	133,750	-
Stock options	1,820,000	-
Warrants	9,141,055	7,493,461
Total	15,798,555	7,851,795

Business combination

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805. This method requires, among other things, that the fair value of the consideration transferred be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the fair value of the consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions, particularly with respect to intangible assets such as in-process research and development and the fair value of any equity issued as consideration. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill, if new information is obtained about facts and circumstances that existed as of the acquisition date. Such adjustments may be material. After the measurement period, any subsequent adjustments are reflected in the unaudited condensed consolidated statements of operations. Acquisition-related costs, consisting primarily of third-party legal, accounting and valuation fees, are expensed as incurred.

In-process Research and Development Assets

In-process research and development (“IPR&D”) assets acquired in a business combination are recorded at fair value as of the acquisition date and are presented as “Intangible assets - IPR&D” on the unaudited condensed consolidated balance sheets. IPR&D assets are used in research and development activities and are classified as indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Accordingly, IPR&D assets are not amortized during the development period. Upon completion of the associated research and development efforts, the Company will determine the estimated useful life of the related technology and begin amortizing the carrying value of the asset over that period. If an IPR&D asset is abandoned, its carrying value is written off, and if it is determined to be impaired, its carrying value is written down to fair value; in either case, the Company records an impairment charge in the period in which the abandonment or impairment occurs. No impairment of IPR&D assets was recognized during the three and nine months ended September 30, 2026.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has one reporting unit. An impairment loss is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, limited to the carrying amount of goodwill. No goodwill impairment was recognized during the three and nine months ended September 30, 2026.

Segment information

In accordance with ASC 280, Segment Reporting, the Company identifies its operating segments according to how the Company’s business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

General and administrative:
Legal fees	$77	$10	$162	$15
Accounting and other professional fees	196	123	642	244
Stock compensation expense	1,678	1,257	1,913	1,424
Payroll and benefits	231	68	623	129
Other	436	147	780	150
Research and development:
Stock compensation expense	677	-	698	-
Payroll and benefits	562	-	998	-
Nanofabrication lab usage expense	357	-	699	-
University expense	33	-	154	-
Other	174	-	361	-
Total operating expenses	$4,421	$1,605	$7,030	$1,962

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

Note 3. Business Combination

On July 31, 2026 (the “Closing Date”), the Company acquired 100% of the outstanding common stock of Vega Links Inc. (“Vega Links”), a Delaware corporation and developer of semiconductor integrated circuits for high-speed interconnects, pursuant to a Share Exchange Agreement and Plan of Reorganization (the “Share Exchange Agreement”) with Vega Links and its stockholders (the “Share Exchange”). The acquisition expands the Company’s optical interconnect platform with Vega Links’ high-speed interconnect integrated circuit and digital signal processing technology and adds Vega Links’ engineering team. The acquisition was accounted for as a business combination under ASC 805, with the Company as the acquirer. The results of Vega Links are included in the Company’s condensed consolidated financial statements from the Closing Date.

In the Share Exchange, each outstanding share of Vega Links common stock was exchanged for 0.4 of a share of the Company’s common stock, and the Company issued 4,472,000 shares of restricted common stock (the “Consideration Shares”) to the former Vega Links stockholders. The Consideration Shares had an aggregate fair value of $16.9 million, based on a fair value of $3.78 per share determined by an independent valuation as of the Closing Date. The Company’s quoted OTC price was not used because of infrequent, low-volume trading. The Consideration Shares remain subject to the service-based vesting conditions of each holder’s Vega Links stock purchase agreement, which the Company assumed, generally vesting over four years with a one-year cliff (one year monthly for certain consultants) from the holder’s original vesting start date, and are subject to repurchase by the Company at the holder’s original purchase price upon termination of service before vesting. Because continued post-combination service is required, the Consideration Shares are replacement share-based payment awards (the “Replacement Awards”). The portion of their fair value attributable to pre-combination service, $29 thousand, was included in consideration transferred. The remaining $16.9 million is attributable to post-combination service and is recognized as stock-based compensation expense (see Note 8), including $321 thousand recognized on the Closing Date for Consideration Shares that required no further service, which is included in general and administrative expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026. No cash consideration was paid.

The following table summarizes the consideration transferred as of the Closing Date (in thousands):

Share consideration	$16,904
Less: fair value of replacement awards attributable to post-combination service	(16,875)
Total consideration transferred	$29

The following table summarizes the preliminary allocation of consideration transferred to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in thousands):

Cash	$70
Prepaid expenses and other current assets	3
Laptops and IT equipment, net	3
Intangible assets - IPR&D	21
Goodwill	26
Total assets	123
Accounts payable	(9)
Loans from shareholders	(25)
Accrued liabilities	(1)
Liability for unvested restricted stock	(56)
Deferred tax liabilities	(3)
Total liabilities	(94)
Net assets acquired	$29

The Company engaged a third-party valuation specialist to assist in determining the fair value of the Consideration Shares and the identifiable intangible asset acquired as of the acquisition date.

The fair value of the Consideration Shares was based on a fair value of the Company’s common stock of $3.78 per share. The Company utilized the guideline transaction method, a form of the market approach, to estimate the equity value of the combined company, and the option pricing method to allocate that value among its common stock, stock options and warrants. The significant assumptions used in the option pricing method included a term of 0.25 years, expected volatility of 81.0% based on guideline public companies, and a risk-free rate of 3.76%. No discount for lack of marketability was applied because the resale restrictions applicable to the Consideration Shares are specific to the holders rather than a characteristic of the Company’s common stock. The same fair value was used to measure the post-combination stock-based compensation for the Replacement Awards (see Note 8).

The Company utilized the replacement cost method, a form of the cost approach, to determine the fair value of the in-process research and development (“IPR&D”) asset, which represents Vega Links’ interconnect and digital signal processing technology under development. Because the technology does not yet generate revenue, this method estimates the cost a market participant would incur to recreate the technology. The fair value was calculated from management’s estimate of the costs to recreate the technology, with no adjustment for obsolescence, plus a developer’s profit margin of 13.0%, based on the margins of publicly traded outsourced software development companies, and an opportunity cost reflecting a rate of return of 50.0% over an average development lead time of approximately 0.26 years. IPR&D is an indefinite-lived intangible asset that is not amortized until the related project is completed or abandoned and is tested for impairment at least annually.

The deferred tax liability arises from the excess of the book basis of the IPR&D over its carryover tax basis, as the Share Exchange was structured as a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code. The liability for unvested restricted stock represents purchase price deposits received by Vega Links from holders of unvested shares that are refundable if the shares are forfeited and is reclassified to additional paid-in capital as the related Consideration Shares vest.

Goodwill of $26 thousand is attributable primarily to Vega Links’ assembled engineering workforce and the expected synergies from integrating its technology with the Company’s platform. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Company’s single reportable segment. In connection with the acquisition, the Company also recognized an income tax benefit of $1 thousand from a partial release of its valuation allowance, because the deferred tax liability recognized in acquisition accounting provides a source of future taxable income for the Company’s existing deferred tax assets.

The purchase price allocation is preliminary. The fair values of the IPR&D asset and the deferred tax liability, and the fair value of the Vega Links equity used to attribute the Consideration Shares between pre- and post-combination service, remain subject to change as the Company completes its valuation procedures. The Company will finalize the allocation as soon as practicable and no later than one year from the Closing Date.

The Company incurred $215 thousand of acquisition-related costs, consisting of legal, accounting and valuation fees, which were expensed as incurred and are included in general and administrative expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026. In accordance with the Share Exchange Agreement, the Company bore the fees of Vega Links’ attorneys and accountants.

Vega Links had no revenue from the Closing Date through September 30, 2026, and its net loss included in the Company’s condensed consolidated statements of operations for that period was $3 thousand.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of the Company and Vega Links as if the acquisition had been completed on January 1, 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2026	2025	2026	2025

Revenue	$-	$-	$-	$-
Net loss	$(3,570)	$(3,322)	$(8,304)	$(8,772)

The pro forma information reflects stock-based compensation on the Replacement Awards as if the post-combination service period had begun on January 1, 2025, and eliminates stock-based compensation recognized by Vega Links on its original awards prior to the acquisition. Acquisition-related costs of $215 thousand, stock-based compensation of $321 thousand for Consideration Shares requiring no post-combination service, and the income tax benefit of $1 thousand from the partial release of the Company’s valuation allowance are reflected in the nine months ended September 30, 2025, and are excluded from the three and nine months ended September 30, 2026. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been completed on January 1, 2025, or of future results of the combined company.

Note 4. Property and Equipment, Net

(in thousands)		September 30,	December 31,
	Estimated Useful Life	2026	2025
Laptops and IT equipment	3 years	$12	$-
Furniture and fixtures	7 years	22	-
Lab equipment	5 years or less	325	-
Construction in progress	—	1,051	-
Property and equipment, gross		1,410	-
Less: accumulated depreciation		(32)	-
Property and equipment, net		$1,378	$-

The Company recorded $17 thousand and $32 thousand of depreciation expense during the three and nine months ended September 30, 2026, respectively. For the nine months ended September 30, 2026, $1 thousand was included in general and administrative expense and the remainder in research and development expense in the unaudited condensed consolidated statements of operations. There were no fixed assets as of December 31, 2025.

Note 5. Accrued Expenses and Other Liabilities

(in thousands)	September 30,	December 31,
	2026	2025

University-related payable	$160	$175
Professional fees	214	68
Accrued payroll	15	23
Other	21	15
Total	$410	$281

Note 6. Related Party Debt and Transactions

Related party consulting arrangements

Beginning in March 2025, the Company utilized consulting services provided by Dalton DenBaars, the son of Steven DenBaars, a founding member and director of the Company, on an as-needed basis. Effective October 15, 2025, Dalton DenBaars became a part-time employee and receives an annual salary of $90 thousand. There were no accrued payroll or accrued expenses related to Dalton as of September 30, 2026 and December 31, 2025. The Company expensed $23 thousand and $3 thousand in general and administrative expense related to compensation expense for Dalton during the three months ended September 30, 2026 and 2025, respectively. The Company expensed $74 thousand and $4 thousand in general and administrative expense related to compensation expense for Dalton during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company consulted Steven DenBaars on various services and as of September 30, 2026 and December 31, 2025, accounts payable included $11 thousand and $0, respectively, for unpaid amounts due to him. The Company expensed $32 thousand and $89 thousand in general and administrative expense related to compensation expense for Steven during the three and nine months ended September 30, 2026, respectively. There was no expense related to compensation expense for Steven during the three and nine months ended September 30, 2025.

Jeffrey Shealy, the Company’s President and Chief Executive Officer, incurs business expenses on behalf of the Company that are reimbursed through expense reports. As of September 30, 2026, accrued expenses and other liabilities included $11 thousand payable to Mr. Shealy for unreimbursed business expenses. During the three and nine months ended September 30, 2026, the Company recognized in general and administrative expense compensation expense for Mr. Shealy of $355 thousand and $505 thousand, respectively. During the three and nine months ended September 30, 2025, the Company recognized in general and administrative expense compensation expense for Mr. Shealy of $63 thousand and $115 thousand, respectively.

During 2025, the Company entered into a consulting agreement with Erica Honick, the spouse of Jeffrey Shealy, the Company’s President and Chief Executive Officer, pursuant to which Ms. Honick provides assistance in areas of human resources (inclusive of talent management and learning & development), as well as risk management and internal audit for the Company’s optical devices and related applications. Under this agreement, Ms. Honick is paid $10,000 per month beginning October 1, 2025. In addition, Ms. Honick was granted the right to purchase 30,000 shares of the Company’s common stock, which vest over a four-year period. During the three and nine months ended September 30, 2026, the Company recognized $30 thousand and $90 thousand of cash compensation in general and administrative expense related to services performed by Ms. Honick, respectively.

In July 2026, Ms. Honick was also granted performance-based options to purchase 20,000 shares of the Company’s common stock under the 2025 Plan at an exercise price of $4.86 per share. The options became eligible to vest upon the Company’s completion of the Vega Links acquisition on July 31, 2026, which satisfied the Acquisition Milestone, and vest monthly over the following twelve months. The Company recognized $19 thousand of stock-based compensation expense related to these options during the three and nine months ended September 30, 2026.

In January 2026, the Company purchased certain test equipment from James Shealy, the brother of Jeffrey Shealy, the Company’s President and Chief Executive Officer, for $28 thousand. On September 22, 2026, the Company’s board of directors (the “Board”) granted 15,000 restricted stock units to James Shealy under the 2025 Plan. The restricted stock units vest monthly over four years from April 26, 2026, subject to a one-year cliff.

During 2025, the Company entered into a consulting agreement with Maggie Nguyen LLC, pursuant to which Ms. Nguyen, the spouse of Richard Ogawa, a director of the Company, provides assistance in areas of finance, accounting, payroll, and benefits. Under this agreement, Maggie Nguyen LLC is paid $10,000 per month beginning October 1, 2025. In addition, Ms. Nguyen was granted the right to purchase 30,000 shares of the Company’s common stock, which vest over a four-year period. During the three and nine months ended September 30, 2026, the Company recognized $30 thousand and $90 thousand of cash compensation in general and administrative expense related to services performed by Ms. Nguyen, respectively. There was $10 thousand outstanding and included in accounts payable under this arrangement as of September 30, 2026.

In July 2026, Ms. Nguyen was also granted performance-based options to purchase 20,000 shares of the Company’s common stock under the 2025 Plan at an exercise price of $4.86 per share. The options became eligible to vest upon the Company’s completion of the Vega Links acquisition on July 31, 2026, which satisfied the Acquisition Milestone and vest monthly over the following twelve months. The Company recognized $19 thousand of stock-based compensation expense related to these options during the three and nine months ended September 30, 2026.

Richard Ogawa and Ms. Nguyen were stockholders of Vega Links and received 120,000 and 20,000 Consideration Shares, respectively, in the Share Exchange (see Note 3). As of September 30, 2026, 40,000 of Mr. Ogawa’s and 6,667 of Ms. Nguyen’s Consideration Shares remained unvested.

Karthik Gopalakrishnan, Vega Links’ former Chief Executive Officer, was appointed the Company’s Chief Technology Officer on the Closing Date and, as such, is a member of the Company’s management. He received 2,000,000 Consideration Shares in the Share Exchange (see Note 3), all of which remained unvested and subject to repurchase as of September 30, 2026. In February 2026, prior to the acquisition, Vega Links entered into a non-interest-bearing, unsecured loan agreement with Mr. Gopalakrishnan, due on demand, in the amount of $25 thousand, which the Company assumed in the Share Exchange and repaid in full on September 24, 2026. Prior to the Closing Date, Mr. Gopalakrishnan also paid $2 thousand of patent registration costs on behalf of Vega Links; the amount is reimbursable, non-interest-bearing and due on demand, and is included in accounts payable as of September 30, 2026.

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2026 and December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

Leases

The Company has two operating leases for office and laboratory space. The first lease was entered into on November 26, 2025 and commenced on January 1, 2026 with an initial term of 36 months. The second lease commenced on July 16, 2026, and expires on July 31, 2028, with no renewal options. At commencement of the second lease, the Company recognized a lease liability of $187 thousand and a ROU asset of $196 thousand. The leases are used for research and development purposes. The Company determines if a contract is or contains a lease based on its relevant terms in accordance with ASC 842, including whether it conveys to the Company the right to obtain substantially all the economic benefits of the identified leased asset and to direct its use.

The components of lease cost were as follows (in thousands; all recorded in research and development expense):

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026

Operating lease cost	$41	$78
Total lease cost	$41	$78

Other information related to leases is as follows (dollars in thousands):

Nine Months Ended
September 30, 2026

Operating cash flows from operating leases	$66
Variable lease payments	50
ROU assets obtained in exchange for new operating lease liabilities	$376

As of
September 30, 2026

Weighted average remaining lease term (in years)	2.0
Weighted average discount rate	9.7%

Future minimum payments under long-term leases at September 30, 2026 are as follows (in thousands):

Year Ending December 31,	(in thousands)

2026 (three months remaining)	$45
2027	182
2028	141
Total lease payments	368
Less: imputed interest	(33)
Total lease liabilities	$335

Note 8. Stockholders’ Equity

On April 20, 2026, the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate purchase price of $15.1 million, at a purchase price of $4.00 per Share. A total of 374,761 warrants were issued in connection with the Offering.

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1.9 million. Total proceeds raised from this offering were $17.0 million.

In connection with the Offering, Laidlaw & Company (UK) Ltd. (the “Placement Agent”) was paid at each closing (i) a cash fee equal to ten percent (10%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Placement Agent and (ii) five percent (5%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Company, as well as a non-allocable expense reimbursement equal to two (2%) of the gross proceeds delivered by Placement Agent introduced investors on a closing date to the Company, and one (1%) of the gross proceeds delivered by Company introduced investors on a closing date to the Company. The Placement Agent also received, at the final closing of the private placement, warrants to purchase shares of Common Stock in an amount equal to ten percent (10%) of the Common Stock sold to Placement Agent introduced parties which are exercisable for five (5) years and have an exercise price equal to 120% of the lowest price per share of the shares of Common Stock issued or issuable to investors in the Offering. The Company agreed to pay certain other expenses of the Placement Agent, including the fees and expenses of its counsel, in connection with the Offering. Subject to certain customary exceptions, the Company also indemnified the Placement Agent to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering, including certain civil liabilities under the Securities Act of 1933, and, where such indemnification is not available, to contribute to the payments the Placement Agent and its sub-agents may be required to make in respect of such liabilities.

The Company received aggregate gross proceeds of $17.0 million from the Offering and additional closing, which were allocated between the common stock and the warrants. Direct and incremental issuance costs of $2.2 million, including placement agent fees and related offering expenses, were recorded as a reduction of additional paid-in capital, resulting in net proceeds of $14.8 million recorded within common stock and additional paid-in capital. The Company evaluated the warrants under ASC 480 and ASC 815 and determined that they meet the criteria for equity classification. Accordingly, the warrants are classified within stockholders’ equity.

Warrants

As of September 30, 2026, there were outstanding and exercisable warrants to purchase an aggregate of 9,141,055 shares of common stock at a weighted average exercise price of $1.66 per share. The warrants had a weighted average remaining contractual term of 1.35 years as of September 30, 2026.

Replacement Awards

In connection with the acquisition of Vega Links, the Company issued 4,472,000 Consideration Shares to the former Vega Links stockholders in exchange for their Vega Links common stock. The Company assumed each holder’s Vega Links stock purchase agreement, and the terms of the Consideration Shares are substantially similar to those of the original Vega Links awards. The Consideration Shares generally vest over four years with a one-year cliff (one year monthly for certain consultants) from the holder’s original vesting start date and are subject to repurchase by the Company at the holder’s original purchase price upon termination of service before vesting. Because continued post-combination service is required, the Consideration Shares are accounted for as replacement share-based payment awards. The total fair value of these Replacement Awards is $16.9 million, of which $29 thousand is attributable to service rendered through July 31, 2026, the acquisition Closing Date, and was included in consideration transferred. The fair value of the Replacement Awards of $16.9 million is attributable to post-combination service and is recognized as stock-based compensation expense over the remaining vesting period, including $321 thousand recognized on the Closing Date for Consideration Shares that required no further service. Refer to Note 3: Business Combination for the attribution of the Replacement Awards’ fair value between consideration transferred and post-combination compensation cost.

The Replacement Awards include repurchase rights that the Company assumed from Vega Links. If a holder’s service terminates, the Company may repurchase any issued but unvested Consideration Shares at the holder’s original purchase price. Purchase price deposits received for unvested shares are recorded as a liability for unvested shares. As the shares vest, the related liability is reclassified to common stock and additional paid-in capital; upon forfeiture, the deposit is refunded and the liability is extinguished. The liability is classified as current or noncurrent based on each award’s contractual vesting schedule. As of September 30, 2026, the Company had $18 thousand recorded in current liability for unvested shares and $38 thousand in noncurrent, related to 4,360,000 unvested shares of common stock subject to repurchase.

2025 Equity Incentive Plan

In 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), reserving 15% of the outstanding Common Stock on a fully-diluted basis for the future issuance, at the discretion of our board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries. The 2025 Plan includes a customary “evergreen” provision with respect to the annual increase of the number of shares at the beginning of each fiscal year of the Company of up to the lesser of (i) four percent (4.0%) of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, commencing on the first day of the second fiscal year of the Company beginning after the final closing of the Offering or (ii) such number of shares as determined by the administrator. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on September 29, 2035.

The amount, terms of grants, and exercisability provisions are determined and set by the Company’s board of directors or compensation committee. The Company measures employee and nonemployee stock-based awards at grant-date fair value. For employee awards with service-based graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period, subject to a floor equal to the grant-date fair value of the vested portion. For nonemployee awards with graded vesting, each separately vesting tranche is recognized from the service inception date to its vesting date.

The Company has issued service-based non-statutory stock options, service-based incentive stock options and performance-based stock options. The options generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Service-based options generally vest over a period of four years. Performance-based options vest upon achievement of the specified performance condition, followed by a service-vesting period. On July 11, 2026, the Board of Directors granted performance-based stock options to purchase 590,000 shares of the Company’s common stock under the 2025 Plan at an exercise price of $4.86 per share and a contractual term of ten years. The options become eligible to vest only upon the Company’s completion of a qualifying strategic acquisition by the end of calendar year 2026 (the “Acquisition Milestone”), followed by monthly vesting over the following twelve months. The Acquisition Milestone was achieved upon the completion of the Vega Links acquisition on July 31, 2026. These options are included in the stock option activity table below.

The following table summarizes the stock option activity (aggregate intrinsic value in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	-	$-
Granted	1,820,000	2.63
Outstanding at September 30, 2026	1,820,000	$2.63	9.5	$2,878
Exercisable at September 30, 2026	365,833	$1.69	9.4	$822

The aggregate intrinsic value of the outstanding options as of September 30, 2026 was approximately $2.9 million, and the aggregate intrinsic value of options vested and exercisable was approximately $0.8 million. Options granted during the nine months ended September 30, 2026 had a weighted-average grant-date fair value of $1.18. The fair value of options vested during the nine-month periods ended September 30, 2026 and 2025 amounted to $297 thousand and $0, respectively. There were no options exercised during the three- and nine-month periods ended September 30, 2026 and 2025.

The grant date fair value of each stock option granted during the nine months ended September 30, 2026 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Nine Months Ended
September 30, 2026

Expected volatility	60.6%
Expected dividends	0.0%
Expected term (in years)	5.4
Risk-free rate	4.33%
Exercise price	$4.86

Restricted Stock Awards

The fair value of the Consideration Shares of $3.78 per share was determined as of the July 31, 2026 acquisition date using the valuation methods and assumptions described in Note 3. The RSUs and PSUs granted during the nine months ended September 30, 2026 were measured using the same fair value of $3.78 per share.

The following table summarizes the award activity for the nine months ended September 30, 2026, including 4,472,000 Consideration Shares issued in the Vega Links acquisition (see Note 3):

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2025	258,334	$1.14
Granted	4,622,000	3.69
Vested	(176,584)	2.81
Forfeited	-	-
Unvested at September 30, 2026	4,703,750	$3.59

Restricted Stock Units

The Company’s restricted stock units vest over four years with a 1-year cliff. The following table summarizes the RSU activity during the nine months ended September 30, 2026.

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2025	-	$-
Granted	133,750	3.78
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2026	133,750	$3.78

Performance-based restricted stock units

On September 22, 2026, the Board of Directors granted 1,600,000 performance-based restricted stock units (“PSUs”) under the 2025 Plan to certain officers, directors and employees of the Company. Each PSU represents the right to receive one share of the Company’s common stock on vesting. The following table summarizes restricted stock units contingent upon achievement of performance conditions, also known as PSUs, activity during the nine months ended September 30, 2026.

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2025	-	$-
Granted	1,600,000	3.78
Vested	-	-
Forfeited	-	-
Unvested at September 30, 2026	1,600,000	$3.78

For performance-based awards, including stock options and restricted stock units, (i) the fair value of the award is determined on the grant date and does not reflect the performance condition; (ii) the Company assesses the probability of achieving each performance condition associated with the award using reasonable assumptions based on the Company’s progress toward that condition, except that performance conditions tied to a liquidity event, such as a business combination or an up-listing of the Company’s common stock to a national securities exchange, are not considered probable until the event occurs; (iii) once a performance condition becomes probable of being met, the Company recognizes a cumulative adjustment for the portion of the award’s grant-date fair value attributable to service rendered from the service inception date, which is generally the grant date, and recognizes the remaining fair value over the remaining requisite service period; (iv) the Company reassesses the probability of achieving each performance condition at each reporting date; and (v) any change in estimate is accounted for through a cumulative adjustment in the period in which the change in estimate occurs. If a performance condition is not achieved, no compensation cost is recognized and any previously recognized cost is reversed. Awards with only service conditions are valued at fair value on the grant date, and the associated expense is recognized over the vesting period.

The Company recorded stock-based compensation expense (for its restricted awards, restricted stock units and stock options) in its accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Research and development	$677	$-	$698	$-
General and administrative	1,678	1,257	1,913	1,424
Total stock-based compensation expense	$2,355	$1,257	$2,611	$1,424

As of September 30, 2026, total unrecognized compensation cost related to stock options, restricted stock awards, restricted stock units and the Consideration Shares was $17.4 million expected to be recognized over a weighted-average period of 3.4 years.

Note 9. Subsequent Events

The Company has evaluated subsequent events from September 30, 2026 through November 13, 2026, the date these unaudited condensed consolidated financial statements were issued. Other than as described below, there were no subsequent events that required recognition or disclosure in these unaudited condensed consolidated financial statements.

Amendment to the 2025 Equity Incentive Plan

On November 5, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2025 Plan. The amendment provides that the number of shares of common stock reserved for issuance under the 2025 Plan will be, at all times, the greater of 10,000,000 shares or 15% of the Company’s issued and outstanding shares of common stock (on an as-converted basis) and clarifies that an increase in the share reserve pursuant to this provision does not require a further amendment to the 2025 Plan.

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

Overview

The Company is a fabless semiconductor company pioneering the next generation of high-performance microLED-based optoelectronic solutions for data communication. Our mission is to enable ultra-high-speed, energy-efficient optical interconnects that replace legacy copper-based PCIe and Ethernet links in compute-intensive environments. The Company is commercializing a breakthrough platform built on advanced gallium nitride (GaN) compound semiconductor materials. This proprietary technology enables scalable and cost-efficient manufacturing of ultra-compact, high-speed optical transceivers, with significant improvements in power, size, and bandwidth density over traditional laser-based solutions. Its differentiated value proposition lies in leveraging high-efficiency microLEDs as optical sources in transceiver modules that can be seamlessly integrated into silicon packages or interposers. This approach unlocks the potential for high-density, chip-scale optical I/O—fundamentally reshaping the future of data movement in AI servers, data centers and high-performance computing systems. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

The merger agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. The Company operates in a single reportable segment. All revenues, expenses, and assets are reflected on a consolidated basis. Accordingly, no additional segment disclosures are required under Accounting Standards Codification (ASC) 280, “Segment Reporting”.

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

Since the Company’s inception in 2023, it has devoted substantially all of its efforts and financial resources to building the organization, including raising capital, organizing and staffing the company, business planning, and providing general and administrative support for these operations. Prior to the merger, the Company has funded its operations primarily with proceeds from the sale and issuance of simple agreements for future equity (“SAFEs”). From inception through September 30, 2026, the Company raised aggregate net proceeds of approximately $1.8 million from the issuance and sale of Simple Agreement for Future Equity (SAFE) Liabilities.

During the nine months ended September 30, 2026, the Company’s net losses were $7.0 million, and for the nine months ended September 30, 2025, the Company incurred a net loss of $2.4 million.

Based on the Company’s current operating plans, it estimates that its existing cash as of September 30, 2026 will be sufficient to support operations for at least one year from the issuance date of these condensed consolidated financial statements.

The Company expects to incur additional losses and negative cash flows for the foreseeable future as it continues to hire additional personnel, protect its intellectual property and grow its business. The Company may need to raise additional capital to support its continuing operations and pursue its long-term business plan. Financing activities may include, but are not limited to, public or private equity offerings, debt financing, or other sources. Such activities are subject to significant risks and uncertainties.

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

Private Placement

On April 20, 2026, the Company entered into subscription agreements (each a “Subscription Agreement”) with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate purchase price of $15.1 million, at a purchase price of $4.00 per Share.

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1.9 million.

In connection with the Offering, Laidlaw & Company (UK) Ltd. (the “Placement Agent”) was paid at each closing (i) a cash fee equal to ten percent (10%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Placement Agent and (ii) five percent (5%) of the gross proceeds delivered to the Company on a closing date by parties introduced by the Company, as well as a non-allocable expense reimbursement equal to two (2%) of the gross proceeds delivered by Placement Agent introduced investors on a closing date to the Company, and one (1%) of the gross proceeds delivered by Company introduced investors on a closing date to the Company. The Placement Agent also received, at the final closing of the private placement, warrants to purchase shares of Common Stock in an amount equal to ten percent (10%) of the Common Stock sold to Placement Agent introduced parties which are exercisable for five (5) years and have an exercise price equal to 120% of the lowest price per share of the shares of Common Stock issued or issuable to investors in the Offering. The Company agreed to pay certain other expenses of the Placement Agent, including the fees and expenses of its counsel, in connection with the Offering. Subject to certain customary exceptions, the Company also indemnified the Placement Agent to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering, including certain civil liabilities under the Securities Act of 1933, and, where such indemnification is not available, to contribute to the payments the Placement Agent and its sub-agents may be required to make in respect of such liabilities.

Property and Equipment

During the nine months ended September 30, 2026, the Company purchased $1.4 million of property and equipment to support its laboratory operations, consisting primarily of laboratory equipment, of which $1.1 million was under construction and recorded as construction in progress as of September 30, 2026. Property and equipment, net was $1.4 million as of September 30, 2026, compared to none as of December 31, 2025 (see Note 4).

Stock Option Grants

On July 11, 2026, the Board of Directors approved grants of time-based and performance-based stock options under the Company’s 2025 Plan. The options have an exercise price of $4.86 per share, equal to the fair market value of the Company’s common stock at the grant date as determined by the Board, and a term of ten years. Time-based options covering 140,000 shares vest over four years, generally with a one-year cliff. Performance-based options covering 590,000 shares vest only upon the Company’s completion of a qualifying strategic acquisition by the end of calendar year 2026, followed by monthly service vesting over twelve months.

On July 31, 2026, the Company completed its acquisition of Vega Links Inc., which satisfied the Acquisition Milestone. Upon achievement of the milestone, the Company recognized cumulative compensation expense for the performance-based options for the service period from the July 11, 2026 grant date and is recognizing the remaining expense over the twelve-month service-vesting period that follows. Because the time-based and performance-based awards were granted during the three months ended September 30, 2026, and the Acquisition Milestone was achieved within that same period, stock-based compensation expense related to both awards is included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026.

Restricted Stock Unit Grants

On September 22, 2026, the Board of Directors granted 1,600,000 PSUs and 133,750 time-based RSUs under the 2025 Plan to certain officers, directors and employees of the Company, each with a grant-date fair value of $3.78 per unit. The time-based RSUs vest over four years, subject to a one-year cliff, from each holder’s vesting commencement date. The PSUs vest upon achievement of the specified performance conditions (see Note 8).

Vega Links Inc.

On July 31, 2026, following approval by the Board of Directors on July 30, 2026, the Company completed the acquisition of 100% of the outstanding common stock of Vega Links Inc. (“Vega Links”) pursuant to a Share Exchange Agreement and Plan of Reorganization, and issued 4,472,000 shares of restricted common stock to the former Vega Links stockholders. The acquisition was accounted for as a business combination under ASC 805, and the results of Vega Links are included in the Company’s unaudited condensed consolidated financial statements from the acquisition date. The purchase price allocation is preliminary. See Note 3, Business Combination, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In connection with the closing, Karthik Gopalakrishnan was appointed Chief Technology Officer and Rajesh Radhamohan was appointed Chief Product Officer of the Company.

New Lease

On July 14, 2026, the Board of Directors approved the execution of a lease for office and technical space in California. The lease was signed in July 2026. The lease commenced on July 16, 2026, and the related right-of-use asset and lease liability are included in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026.

Amendment to the 2025 Equity Incentive Plan

On November 5, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2025 Plan. The amendment provides that the number of shares of common stock reserved for issuance under the 2025 Plan will be, at all times, the greater of 10,000,000 shares or 15% of the Company’s issued and outstanding shares of common stock (on an as-converted basis) and clarifies that an increase in the share reserve pursuant to this provision does not require a further amendment to the 2025 Plan.

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

The Company expects that its general and administrative expense will increase for the foreseeable future as it continues to support its operations to support the growth of its business. As a result of becoming a public reporting company through the Merger in September 2025, the Company has incurred, and expects to continue to incur increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs and other expenses that it did not incur as a private company.

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

Income Tax Benefit

The Company has incurred net losses since inception and maintains a valuation allowance against its net deferred tax assets. Income tax benefit consists of changes in the valuation allowance resulting from deferred tax liabilities recognized in business combinations.

Results of Operations

The three months ended September 30, 2026, compared to the three months ended September 30, 2025

(in thousands)	Three Months Ended September 30,
	2026	2025	$ Change

Operating expenses:
General and administrative	$2,618	$1,605	$1,013
Research and development	1,803	-	1,803
Total operating expenses	4,421	1,605	2,816
Loss from operations	(4,421)	(1,605)	(2,816)
Other income (expense):
Change in fair value of SAFE notes	-	(220)	220
Interest income	-	-	-
Total other income (expense)	-	(220)	220
Income tax benefit	1	-	1
Net loss	$(4,420)	$(1,825)	$(2,595)

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $2.6 million for the three months ended September 30, 2026, compared to $1.6 million for the three months ended September 30, 2025. The increase was primarily attributable to a $0.4 million increase in stock-based compensation expense, primarily related to the Replacement Awards issued in the acquisition of Vega Links, a $0.3 million increase in other general and administrative expenses (which includes $215 thousand of acquisition-related costs associated with the acquisition of Vega Links) and a $163 thousand increase in payroll and benefits costs. The remaining expense consisted of the increase in public company costs, legal fees, accounting and other professional fees.

Research and Development Expenses

Research and development expenses were $1.8 million for the three months ended September 30, 2026, compared to none for the three months ended September 30, 2025, reflecting the build-out of the Company’s research and development operations. Research and development expenses for the three months ended September 30, 2026 consisted primarily of $0.7 million of stock-based compensation expense, primarily related to the Replacement Awards issued in the acquisition of Vega Links. The remaining expenses consisted of payroll and benefits costs, nanofabrication lab usage expense, third-party consulting services, university-related research costs and other research and development costs.

Change in fair value of SAFE notes

We recognized a change in fair value of $0 related to the SAFE notes for the three months ended September 30, 2026 versus $220 thousand for the three months ended September 30, 2025. This change was mainly attributable to the Company’s SAFE notes that were in existence during 2025. Upon the Merger in September 2025, the SAFE notes were converted into common stock.

Income Tax Benefit

For the three months ended September 30, 2026, the Company recognized an income tax benefit of $1 thousand from a partial release of its valuation allowance in connection with the acquisition of Vega Links. No income tax benefit was recognized for the three months ended September 30, 2025.

The nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

(in thousands)	Nine Months Ended September 30,
	2026	2025	$ Change

Operating expenses:
General and administrative	$4,120	$1,962	$2,158
Research and development	2,910	-	2,910
Total operating expenses	7,030	1,962	5,068
Loss from operations	(7,030)	(1,962)	(5,068)
Other income (expense):
Change in fair value of SAFE notes	-	(461)	461
Interest income	1	1	-
Total other income (expense)	1	(460)	461
Income tax benefit	1	-	1
Net loss	$(7,028)	$(2,422)	$(4,606)

General and Administrative Expenses

General and administrative expenses increased by $2.2 million to $4.1 million for the nine months ended September 30, 2026, compared to $2.0 million for the nine months ended September 30, 2025. The increase was primarily due to increase in public company costs, professional fees, including $215 thousand of acquisition-related costs associated with the acquisition of Vega Links, $0.5 million increase in payroll and benefits costs. Share-based compensation expense also increased by $0.5 million, primarily related to the Replacement Awards issued in the acquisition of Vega Links.

Research and Development Expenses

Research and development expenses were $2.9 million for the nine months ended September 30, 2026, compared to none for the nine months ended September 30, 2025, reflecting the build-out of the Company’s research and development operations. Research and development expenses for the nine months ended September 30, 2026 consisted primarily of $1.0 million of payroll and benefits costs, $0.7 million of nanofabrication lab usage expense and $0.7 million of stock-based compensation expense, primarily related to the Replacement Awards issued in the acquisition of Vega Links. The remaining expenses consisted of third-party consulting services, university-related research costs and other research and development costs.

Change in fair value of SAFE notes

We recognized a change in fair value of $0 related to the SAFE notes for the nine months ended September 30, 2026 versus $461 thousand for the nine months ended September 30, 2025. This $461 thousand change was mainly attributable to the Company’s SAFE notes that were in existence during 2025. Upon the Merger in September 2025, the SAFE notes were converted into common stock.

Interest Income

For the nine months ended September 30, 2026 and 2025, the Company recognized $1 thousand of interest income in each period related to certain cash and cash equivalents.

Income Tax Benefit

For the nine months ended September 30, 2026, the Company recognized an income tax benefit of $1 thousand from a partial release of its valuation allowance in connection with the acquisition of Vega Links. No income tax benefit was recognized for the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Source of Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception. Through September 30, 2026, the Company has primarily funded its operations through the sale and issuance of SAFE notes, common stock and warrants. The Company’s current capital resources, consisting of cash and cash equivalents are expected to be sufficient to fund operations for at least the next twelve months from the issuance date of its condensed consolidated financial statements. Company’s future viability depends on its ability to generate cash from operating activities or to obtain additional capital to finance its operations. There can be no assurance that Company will be able to secure sufficient funding on acceptable terms, or at all, to continue its operations.

Cash flows for the nine months ended September 30, 2026 and 2025

(in thousands)	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(3,811)	$(391)
Net cash used in investing activities	(1,318)	-
Net cash provided by financing activities	14,796	8,153
Net increase in cash and cash equivalents	$9,667	$7,762

Operating Activities

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2026. Cash used in operating activities reflected the Company’s net loss of $7.0 million, which was partially offset by net noncash charges of $2.6 million, primarily stock-based compensation of $2.6 million and depreciation of $32 thousand, and by changes in operating assets and liabilities of $575 thousand.

Net cash used in operating activities was $391 thousand for the nine months ended September 30, 2025. Cash used in operating activities reflected the Company’s net loss of $2.4 million which was offset by non-cash charges of $461 thousand related to the change in fair value of SAFE notes, $1.4 million of stock-based compensation and changes in operating assets and liabilities of $146 thousand.

Investing Activities

Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2026, primarily due to purchases of property and equipment of $1.4 million, partially offset by $70 thousand of cash acquired in the acquisition of Vega Links. There were no investing activities for the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities was $14.8 million for the nine months ended September 30, 2026, primarily due to net proceeds of $14.8 million from the sale of common stock and warrants in the private placement, partially offset by the $25 thousand repayment of shareholder loans assumed in the acquisition of Vega Links.

Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2025, consisting of $1.7 million of proceeds from SAFE notes and $6.5 million of net proceeds from the issuance of common stock and warrants, after payment of $1.6 million of issuance costs.

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

Share-based compensation

The Company measures equity classified share-based awards granted to employees, non-employees and directors based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. Compensation cost for awards granted to non-employees is recognized as if the Company had paid cash for the services; for non-employee awards with graded vesting, each separately vesting tranche is treated as a separate award and is recognized from the service inception date to its vesting date. For awards with performance conditions, compensation cost is recognized when it is probable that the performance conditions will be achieved. The Company classifies share-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Fair value is determined using a combination of the probability weighted expected return method and option pricing model. The Company’s share-based awards consist of restricted stock awards, including the Replacement Awards issued in the acquisition of Vega Links, restricted stock units, performance-based restricted stock units and stock options. The fair value of RSAs is measured based on the grant-date fair value of the restricted stock awards.

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

Business Combinations

The Company accounts for business combinations using the acquisition method, which requires the consideration transferred to be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In the acquisition of Vega Links, the most significant estimates were the fair value of the acquired IPR&D, which was valued using a replacement cost method, and the attribution of the fair value of the Replacement Awards between pre-combination service, included in consideration transferred, and post-combination service, recognized as stock-based compensation. The attribution depends on the fair value of Vega Links’ equity at the Closing Date, the grant dates of the original Vega Links awards and their vesting terms. Changes in these estimates during the measurement period could change the amounts allocated to goodwill and the stock-based compensation recognized in future periods.

Recent Accounting Pronouncements

See Note 2 to Company’s unaudited condensed consolidated financial statements found elsewhere in this document for a description of recent accounting pronouncements applicable to its financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

Changes in Internal Controls Over Financial Reporting

On July 31, 2026, the Company completed the acquisition of Vega Links. The Company is in the process of integrating Vega Links into its internal control over financial reporting. Other than the integration of Vega Links, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 20, 2026, the Company entered into subscription agreements with certain accredited investors and sold in an initial closing of a private placement (the “Offering”) an aggregate of 3,773,853 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share for an aggregate purchase price of $15.1 million, at a purchase price of $4.00 per Share.

On April 30, 2026, the Company and certain accredited investors mutually agreed to effect, and effected, an additional closing, with respect to 470,000 Shares for gross proceeds of $1.9 million.

On July 31, 2026, in connection with the acquisition of Vega Links, the Company issued 4,472,000 shares of restricted common stock to the former stockholders of Vega Links in exchange for all of the outstanding shares of Vega Links common stock (see Note 3 to the unaudited condensed consolidated financial statements). The shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On November 5, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2025 Plan. The amendment provides that the number of shares of common stock reserved for issuance under the 2025 Plan will be, at all times, the greater of 10,000,000 shares or 15% of the Company’s issued and outstanding shares of common stock (on an as-converted basis) and clarifies that an increase in the share reserve pursuant to this provision does not require a further amendment to the 2025 Plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Amendment to 2025 Equity Incentive Plan adopted on November 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALOMINO LABORATORIES INC.

Date: November 13, 2026	By:	/s/ Jeffrey Shealy
	Name:	Jeffrey Shealy
	Title:	President, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jason Tu
	Name:	Jason Tu
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

